Form 10-Q
period 1994-12-31
SOFTWARE PUBLISHING CORP
filed 1995-02-14
CIK 755659

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



(Mark One)

X   Quarterly report pursuant to section 13 or 15(d) of the Securities
- --  Exchange Act of 1934

    For the quarterly period ended     DECEMBER 31, 1994.
- --

    Transition report pursuant to Section 13 or 15(d) of the Securities
- --  Exchange Act of 1934

    For the transition period from _________ to _________

Commission file number:  0-14025


                      SOFTWARE PUBLISHING CORPORATION

          (Exact name of registrant as specified in its charter)


          DELAWARE                                             94-2707010
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              3165 KIFER ROAD
                       SANTA CLARA, CALIFORNIA 95051
       (Address of principal executive offices, including zip code)

                              (408) 986-8000
           (Registrant's telephone number, including area code)

                   ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

 Yes  X       No
    -----       ------

As of January 31, 1995 there were 12,479,240 shares of the Registrant's Common Stock outstanding.

                      SOFTWARE PUBLISHING CORPORATION

                                   INDEX


                       PART I. FINANCIAL INFORMATION


                                                                      Page no.
                                                                      --------
Item 1.            Financial Statements:

                   Consolidated Balance Sheets -
                        December 31, 1994 and September 30, 1994           3

                   Consolidated Statements of Operations -
                        Three months ended December 31, 1994 and 1993      4

                   Consolidated Statements of Cash Flows -
                        Three months ended December 31, 1994 and 1993      5

                   Notes to Consolidated Financial Statements              6

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                8


                        PART II. OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Stockholders        11

Item 6.            Exhibits and Reports on Form 8-K                       11

                   Signatures                                             12

                       PART I. FINANCIAL INFORMATION

                      SOFTWARE PUBLISHING CORPORATION
                        CONSOLIDATED BALANCE SHEETS
               (000's omitted, except share data; unaudited)


                                                          Dec. 31,     Sept. 30,
                                                            1994          1994
                                                         ----------    ---------
ASSETS
Current assets:
     Cash & short term investments ....................    $ 43,601     $ 47,559
     Accounts receivable, net of allowance
         for doubtful accounts of $997 and $1,009 .....      12,068       12,770
     Inventories ......................................       1,329        1,286
     Prepaid expenses and other current assets ........       1,181        1,367
                                                           --------     --------

Total current assets ..................................      58,179       62,982

Property and equipment, net ...........................       3,682        3,796
Other assets ..........................................         853          841
                                                           --------     --------

Total assets ..........................................    $ 62,714     $ 67,619
                                                           ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable ...........................    $  6,615     $  8,692
     Income taxes payable .............................       2,076        2,013
     Other accrued liabilities ........................      12,782       15,330
                                                           --------     --------

Total current liabilities .............................      21,473       26,035
Accrued lease obligations .............................      10,853       11,399
                                                           --------     --------

Total liabilities .....................................      32,326       37,434
                                                           --------     --------

Stockholders' equity:
     Common stock
       Authorized:  30,000,000 shares,
         $0.001 par value
       Issued and outstanding:
         12,479,240 and 12,441,042
         shares, respectively .........................          13           13
     Capital in excess of par value....................      19,799       19,664
     Retained earnings ................................      10,877       10,508
     Net unrealized loss on securities ................        (301)           0
                                                           --------     --------
Total stockholders' equity
                                                             30,388       30,185
                                                           --------     --------
Total liabilities and stockholders' equity
                                                           $ 62,714     $ 67,619
                                                           ========     ========



  The accompanying notes are an integral part of these financial statements.

                      SOFTWARE PUBLISHING CORPORATION

                   CONSOLIDATED STATEMENTS OF OPERATIONS
             (000's omitted, except per share data; unaudited)



                                                             Three months ended
                                                            Dec. 31,    Dec. 31,
                                                              1994        1993
                                                           ---------    --------
Net revenues .........................................      $12,387      $22,703
Cost of revenues .....................................        2,267        4,585
                                                            -------      -------

     Gross profit ....................................       10,120       18,118
                                                            -------      -------

Operating expenses:
     Marketing and sales .............................        6,214       10,885
     Research and development ........................        2,811        5,051
     General and administrative ......................        1,035        1,861
                                                            -------      -------

Total operating expenses .............................       10,060       17,797
                                                            -------      -------

Income from operations ...............................           60          321
Other income and expense .............................          309           70
                                                            -------      -------

Income before income taxes ...........................          369          391
Income tax provision .................................         --           --
                                                            -------      -------

     Net income ......................................          369          391

Dividends on redeemable preferred stock ..............         --             29
                                                            -------      -------

Net income available to common stockholders ..........      $   369      $   362
                                                            =======      =======

Net income per common share ..........................      $  0.03      $  0.03
                                                            =======      =======

Shares used in computing net income per share ........       12,441       12,364
                                                            =======      =======




   The accompanying notes are an integral part of these financial statements.



                        SOFTWARE PUBLISHING CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)

                                                                                                          Three months ended
                                                                                                 Dec. 31, 1994        Dec. 31, 1993
                                                                                                 -------------        -------------
Cash flows from operating activities:

Net income                                                                                          $      369           $      391

Adjustments  to  reconcile  net income to net cash  provided  by  operating activities:
     Depreciation and amortization .......................................................                 680                1,498
     Net change in operating assets and liabilities:
         Accounts receivable .............................................................                 702                9,247
         Other current assets ............................................................                 143                 (307)
         Trade accounts payable and other accrued liabilities ............................              (3,948)             (10,075)
         Income taxes receivable and payable .............................................                  63                  404
         Accrued restructuring and lease obligations .....................................                (868)              (2,101)
                                                                                                   -----------          -----------

Net cash used by operating activities ....................................................              (2,859)                (943)
                                                                                                   -----------          -----------

Cash provided (used) by investing activites:
     Acquisition of property and equipment ...............................................                (922)                (556)
     Increase in other non-current assets ................................................                 (11)                  16
     Decrease in short-term investments ..................................................              11,287               13,272
                                                                                                   -----------          -----------

Net cash provided (used) by investing activities .........................................              10,354               12,732
                                                                                                   -----------          -----------

Cash provided (used) by financing activities:
     Issuance of capital stock, net of repurchases .......................................                 135                  322
     Redemption of preferred stock and payment of dividends ..............................                --                 (2,076)
                                                                                                   -----------          -----------

Net cash provided (used) by financing activities .........................................                 135               (1,754)
                                                                                                   -----------          -----------

Net increase in cash and cash equivalents ................................................               7,630               10,035

Cash and cash equivalents:
     Beginning balance ...................................................................              18,320                2,039
                                                                                                   -----------          -----------

     Ending balance ......................................................................         $    25,950          $    12,074
                                                                                                   ===========          ===========


Supplemental disclosure:
     Income tax refunds, net of payments .................................................         $         1          $      (404)
                                                                                                   ===========          ===========


   The accompanying notes are an integral part of these financial statements.


                        SOFTWARE PUBLISHING CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1994 included in the 1994 Annual Report to Stockholders. The consolidated results of operations for the three month period ended December 31, 1994 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1995.

2.   Investment Securities

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain
     Investments in Debt and Equity Securities" (FAS 115). The Company adopted the provisions of FAS 115 effective October 1, 1994. Under the provisions of FAS 115, the Company has classified its investments in debt securities as "available-for-sale." Such investments are now recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Interest income is still recorded using an effective interest rate, with the associated discount or premium amortized to interest income.

     The cost of securities sold is based on the specific identification method. In accordance with the provisions of FAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of December 31, 1994 of adopting FAS 115 was to decrease the opening balance of shareholders' equity by $0.3 million to reflect the net unrealized loss on investments classified as available-for-sale and previously recorded at cost.

     As of December 31, 1994,  available-for-sale  securities  consisted of the following (in thousands):
                                                                        Fair
                                   Amortized  Unrealized  Unrealized   Market
                                      Cost      Gains       Losses      Value
                                    --------   --------    --------    --------
    U.S. Government securities ..  $ 10,899          5        (248)   $ 10,656
    Municipal securities ........     4,215         23          (1)      4,237
    Mortgage backed securities ..     5,775       --           (34)      5,741
    Corporate securities ........    14,675         43         (89)     14,629
                                   --------   --------    --------    --------
                                   $ 35,564         71        (372)   $ 35,263
                                   ========   ========    ========    ========


     The cost and estimated fair value of these securities as of December 31, 1994, by contractual maturity, consisted of the following (in thousands):

                                                  Amortized        Fair
                                                    Cost      Market Value
                                                   -------       -------
     Due in one year or less ..................... $29,134       $29,041
     Due in one to three years ...................   6,430         6,222
                                                   -------       -------
                                                   $35,564       $35,263
                                                   =======       =======

     Cash and short term investments comprised (in thousands):

                                                  Dec. 31,1994   Sept. 30, 1994
                                                  -------------  --------------
     Cash and cash equivalents ..............       $25,950          $18,320
     Short term investments .................        17,651           29,239
                                                    -------          -------
                                                    $43,601          $47,559
                                                    =======          =======

3.   Other accrued liabilities comprised (in thousands):

                                                          Dec. 31,    Sept. 30,
                                                            1994         1994
                                                          -------       -------
     Reserve for returns and exchanges ............       $ 3,112       $ 4,563
     Current portion of lease obligations .........         3,212         3,331
     Rebates and channel marketing programs .......         2,188         2,029
     Accrued compensation and benefits ............         1,494         1,176
     Restructuring accruals .......................           301           860
     Other accrued liabilities ....................         2,475         3,371
                                                          -------       -------
                                                          $12,782       $15,330
                                                          =======       =======


4. Net income per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. Common equivalent shares consist of the dilutive shares issuable upon the exercise of stock options using the treasury stock or modified treasury stock method (whichever applies). For the three months ended December 31, 1994, no common equivalent shares were included in the computation as the effect of using the modified treasury stock method was anti-dilutive.


     (in thousands)                                          Three months ended
                                                            Dec. 31,  Sept. 30,
                                                               1994      1994
                                                              ------     ------
     Weighted average common shares outstanding .........     12,441     12,334
     Net effect of dilutive stock options ...............       --           30
                                                              ------     ------
     Shares used in computing net income per common and
     common equivalent share ............................     12,441     12,364
                                                              ======     ======

                      SOFTWARE PUBLISHING CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

North America and international net revenues for the three months ended December 31, 1994 and 1993 and the three months ended September 30, 1994 and the percentage change of net revenues were as follows:

                                                               Three
                                                               months
                                Three months                   ended
(dollars in millions)          ended Dec. 31,      Percent   Sept. 30,  Percent
                               --------------      -------   --------   -------
                                1994      1993     Change      1994     Change
                              ------     -----     -----     -----     ------
North America ............    $ 7.7     $15.7      (51)%     $10.0      (23)%
International ............      4.7       7.0      (33)%       4.5        5 %
                              ------    ------     -----     -----     ------
Total net revenues .......    $12.4     $22.7      (45)%     $14.5      (13)%
                              ======    ======     =====     ======    ======

Net revenues in the first quarter of fiscal 1995 decreased an aggregate of 13% compared to the prior quarter and significantly declined an aggregate of 45% compared to the first quarter of fiscal 1994. The decline in net revenues in the first quarter of fiscal 1995, as compared to the prior fiscal quarter was due to a significant decline in North America sales, slightly offset by a $200,000 increase in net revenues from international sales. The decrease in net revenues in the first quarter of fiscal 1995, as compared to the prior fiscal quarter resulted primarily from decreased sales of Harvard Graphics 3.0 for Windows, which began shipping in July 1994, and was at the peak of its version upgrade life cycle during the fourth fiscal quarter of 1994. A continuing, significant decline in the sales of Harvard Graphics DOS contributed to the decrease as well, while the Company continues to experience an overall, ongoing decline in the DOS market. Until the Company is able to introduce Harvard Graphics version based on Microsoft Windows 95, which is now scheduled for release in the fourth quarter of fiscal 1995, the Company expects continuing decreases in its Harvard Graphics quarterly net revenues, at least through the second and third quarters of fiscal 1995. The decline in net revenues in the first quarter of fiscal 1995 as compared to the first quarter of fiscal 1994 resulted primarily from the decline in sales of Harvard Graphics 2.0 for Windows, which was at the peak of its version upgrade life cycle during the first quarter of fiscal 1994, without obtaining sufficient net revenue from new products to offset such decline, including net revenues from the sale Harvard Graphics 3.0 for Windows, which had experienced peak sales prior to the first quarter of fiscal 1995. The continuing, significant decline in sales of DOS products, including Harvard Graphics DOS and Professional Write DOS, contributed as well to this decline in net revenues. Additionally, the Company completed the sale of its Superbase product line to Computer Concepts Corporation in June 1994, which resulted in further declines in net revenues following June 30, 1994. Also contributing to these declines was the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe. Although international net revenues improved slightly in the first quarter of fiscal 1995, as compared to the fourth quarter of fiscal 1995, they remain substantially below the levels of the first quarter of fiscal 1994. International revenues in the second quarter of fiscal 1995 could be adversely affected by channel inventory adjustments in the United Kingdom due to the product mix.

Net revenues in first quarter of fiscal 1995, included net revenues from the Company's three recently released products: Harvard Spotlight, which began shipping in late June 1994, Harvard Chart XL which began shipping in late September 1994 and OnFile which began shipping in late December 1994. These products accounted for an aggregate of approximately 8% of the net revenues in the first fiscal quarter of 1995.

The Harvard series of presentation graphics products represented 92% of total net revenues in the first quarter of fiscal 1995, compared with 90% in the fourth quarter of fiscal 1994 and 88% in the first quarter of fiscal 1994. Net revenues from sales of all products on the Windows platform accounted for 85% of total net revenues compared to 78% in the fourth quarter of fiscal 1994 and 76% in the first quarter of fiscal 1994.

Cost of revenues was $2.3 million or 18% of net revenues in the first quarter of fiscal 1995 as compared to $2.9 million or 20% of net revenues in the fourth quarter of fiscal 1994, and $4.6 million or 20% of net revenues in the first quarter of fiscal 1994. Cost of revenues in the first quarter of fiscal 1995 in absolute dollars decreased as compared to the fourth quarter of fiscal 1994 primarily because of reduced sales and lower manufacturing overhead expenses. Cost of revenues as a percentage of net revenue was favorably impacted by a large OEM sale in the first quarter of fiscal 1995. As compared to the first quarter of fiscal 1994, cost of revenues in the first quarter of fiscal 1995 decreased in absolute dollars primarily because of decreased sales, as well as because of reductions in overhead costs and an increase in sales of OEM units. Since April 1994, the Company has experienced a positive impact of lower overhead and employee-related costs resulting from the reorganization and reduction in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions and other promotional pricing and rebate offers, as well as return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may have a negative influence on average selling prices and gross margins. Gross margins have been, and will continue to be, adversely affected by competitive pricing strategies in the industry as a whole, including competitive upgrade pricing and alternative licensing arrangements.

The Company believes that end users are continuing to migrate from the DOS to the Windows platform, but cannot predict the rate of this transition or the degree to which it will affect net revenues or gross margins in the future. The Company expects increased competition, including price competition, in both the DOS and Windows markets in the future. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products which are bundled with other office software programs by the same or multiple competitors, and are sold at an all-inclusive price. The Company believes these offerings of product suites have adversely affected the Company's net revenues, and will continue to adversely affect the sales of Harvard
Graphics products in the future. The Company does not currently offer a suite of products, but offers products that complement competitive suite products. In order for the Company to increase its revenues, it must introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any delay in these planned strategies, difficulties encountered in introducing new products or marketing programs, or failure of the Company's products to compete successfully with products offered by other vendors could materially and adversely affect net revenues and profitability.

The Company believes that its revenues and the results of operations for fiscal year 1995 will be adversely affected by the recently announced delay in the introduction of Microsoft Windows 95 which is now scheduled for release in the fourth quarter of fiscal 1995. This postponement will in turn delay the upgrade cycle of the Company's products. The Company plans to introduce alternative marketing programs to sustain demand for the current version of Harvard Graphics for Windows. Although the Company believes that revenue opportunities will be delayed due to the postponement of Microsoft Windows 95, the Company expects to somewhat offset that with the above mentioned alternative marketing programs.

The Company believes that its results of operations have been adversely affected by the deteriorating economic conditions in the industry in general, market uncertainties, increased price competition, offerings of product suites by competitors, a decline in the DOS market and a relative increase in the percentage of upgrade sales. In the future, the Company's operating results could be adversely affected by these and other factors, such as delays in new product introductions, the mix of product sales or distribution channels, and customer choices regarding operating systems.

Total operating expenses in absolute dollars were higher in the first quarter of fiscal 1995 compared to the fourth quarter of fiscal 1994, and lower compared to the first fiscal quarter of 1994. Operating expenses in the first quarter of fiscal 1995 included a reversal of $0.9 million which resulted from the resolution of an operational legal dispute. Operating expenses in the fourth quarter of fiscal 1994 included a $2.6 million reversal of a reserve for facilities-related restructuring charges. Excluding the above non-recurring items in the first quarter of fiscal 1995 and the fourth quarter of fiscal 1994, operating expenses decreased in the first quarter of fiscal 1995 by $0.6 million or 5% as compared to the fourth quarter of fiscal 1994. This decrease was principally attributable to a reduction in facilities related expenses, as well as improved operating expense management. The Company expects to continue to reduce its overall cost structure in the future, although there can be no assurance that it will succeed in its costs reduction efforts.

Marketing and sales expenses were $6.2 million or 50% of net revenues in the first fiscal quarter of 1995 as compared to $7.1 million or 49% of net revenues in the fourth quarter of fiscal 1994 and $10.9 million or 48% of net revenues in the first quarter of fiscal 1994. The decrease in absolute dollars in the first quarter of fiscal 1994 was the result of reduced employee related expenses because of the restructuring and related reduction in work force, which included the closure of several sales offices both in North America and International.

Research and development expenses were $2.8 million or 23% of net revenues in the first quarter of fiscal 1995 as compared to $3.1 million or 22% of net revenues in the fourth fiscal quarter of 1994 and $5.1 million or 22% of net revenues in the first quarter of fiscal 1994. The decrease in absolute dollars in the first quarter of fiscal 1994 was principally the result of reduced employee and facilities related expenses resulting from the restructuring and reduction in work force in the second quarter of fiscal 1994. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1993 and the second quarter of fiscal 1994, research and development expenses are expected to be lower in absolute dollars in fiscal 1995 than in fiscal 1994. In future periods, the Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring technology, and continue to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

General and administrative expenses were $1.0 million or 8% of net revenues in the first quarter of fiscal 1995 as compared to $1.3 million or 9% of net revenues in the fourth quarter of fiscal 1994 and $1.9 million or 8% of net revenues in the first quarter of fiscal 1994. General and administrative expenses decreased in the first quarter of fiscal 1995 as a result of $0.9 million reversal of reserves resulting from the resolution of an operational legal dispute, partially offset by an increase in the allocation of facilities related expenses to general and administrative expense.

Other income and expense in the first quarter of fiscal 1995 was $0.3 million as compared to $0.7 million in the fourth quarter of fiscal 1994 and $0.1 million in the first quarter of fiscal 1994. These fluctuations were the result of higher foreign exchange losses and lower interest income as compared to the fourth quarter of fiscal 1994, and reduced foreign exchange losses, as well as a modest increase in interest income as compared to the first quarter of fiscal 1994.

The 0% effective tax rate for fiscal 1995 reflects the net effects of United States federal, state and foreign taxes estimated for the full fiscal year, subject to limitations on loss carry backs and a valuation allowance established against deferred tax assets as provided under SFAS No. 109.

On October 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115). Accounting for Certain Investments in Debt and Equity Securities (see note 2, "Investment Securities"). The effect of adopting this new standard was not material to net income.


LIQUIDITY AND CAPITAL RESOURCES

For the first quarter of fiscal 1995, cash and short term investments decreased $4.0 million to $43.6 million. This decrease resulted from cash used by operating activities and purchase of capital equipment, offset in part by the issuance of common stock. Management believes the existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its current anticipated liquidity and capital expenditure requirements. However, cash flows in the second quarter of fiscal 1995 could be adversely affected by the United Kingdom channel inventory adjustments.

In fiscal 1994, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at about the same rate in fiscal 1995. Although the Company does not currently engage in hedging activities, the Company's exposure for foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in most of the currencies in which it invoices customers. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                      SOFTWARE PUBLISHING CORPORATION

                        PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Stockholders

The Company's Annual Meeting of Stockholders was held on January 25, 1995. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following proposals were adopted by the margins indicated:

             (a) Election of the Board of Directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

                                                    Number of shares
                                                  For            Withheld
                                               ----------        --------
                   Fred M. Gibbons             11,142,140         323,992
                   Mark A. Bertelsen           11,152,954         313,178
                   Deborah A. Coleman          11,154,354         311,778
                   Michael M. Gilbert          11,152,654         313,478
                   Irfan Salim                 11,148,220         317,912
                   Bernee Storm                11,153,054         313,078

             (b) Approval of amendments to the 1987, 1989 and 1991 stock option plans to increase the number of shares subject to automatic option grants to non-employee directors from 10,000 shares to 15,000 shares per option and to limit the number of shares that may be granted to any one employee thereunder.

                   For                                          8,980,792
                   Against                                      1,982,630
                   Abstain                                        273,857
                   Broker Non-Votes                               228,853

             (c) Ratification of the appointment of KPMG Peat Marwick, LLP as independent accountants for the fiscal year ended September 30, 1995.

                   For                                         11,295,807
                   Against                                         95,464
                   Abstain                                         74,861


Item 6.  Exhibits & Reports on Form 8-K

             (a) Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:

                 10.1 1987 Incentive Stock Option Plan and forms of agreement thereunder, as amended.

                 10.2 1989 Incentive Stock Option Plan and forms of agreement thereunder, as amended.

                 10.3 1991 Incentive Stock Option Plan and forms of agreement thereunder, as amended.

                 27     Financial Data Schedule

             (b) The Company filed a report on Form 8-K on December 9, 1994, regarding a change in the Company's independent accountants. No other reports on Form 8-K were filed during the fiscal quarter ended December 31, 1994.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 14, 1995           SOFTWARE PUBLISHING CORPORATION
                                             (Registrant)


                                   /s/ MIRIAM K. FRAZER
                                   -------------------------------------------
                                   Miriam K. Frazer,
                                   Vice President Finance,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)