Form 10-Q
period 1995-03-31
SOFTWARE PUBLISHING CORP
filed 1995-05-15
CIK 755659

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



(Mark One)

 X   Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
- ---  Act of 1934

- ---  For the quarterly period ended MARCH 31, 1995.


- --- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

 Yes  X       No
     ---        ---

As of April 30, 1995 there were 12,479,240 shares of the Registrant's Common Stock outstanding.

                         SOFTWARE PUBLISHING CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION
                                                                        Page no.
Item 1.            Financial Statements:

                   Consolidated Balance Sheets -
                        March 31, 1995 and September 30, 1994................. 3

                   Consolidated Statements of Operations -
                        Three and six months ended March 31, 1995 and 1994.... 4

                   Consolidated Statements of Cash Flows -
                        Six months ended March 31, 1995 and 1994.............. 5

                   Notes to Consolidated Financial Statements................. 6

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations................... 8


                           PART II. OTHER INFORMATION

Item 5             Legal Proceedings..........................................12

Item 6.            Exhibits and Reports on Form 8-K...........................12

                   Signatures.................................................13

                          PART I. FINANCIAL INFORMATION

                         SOFTWARE PUBLISHING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (000's omitted, except share data; unaudited)

ASSETS                                            Mar. 31, 1995   Sept. 30, 1994
                                                  -------------   --------------


Current assets:
     Cash & short term investments ..............    $ 43,997        $ 47,559
     Accounts receivable, net of allowance
         for doubtful accounts of $873 and $1,009      10,596          12,770
     Inventories ................................       1,710           1,286
     Prepaid expenses and other current assets ..       1,292           1,367
                                                     --------        --------

Total current assets ............................      57,595          62,982

Property and equipment, net .....................       3,290           3,796
Other assets ....................................       1,042             841
                                                     --------        --------

Total assets ....................................    $ 61,927        $ 67,619
                                                     ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable .....................    $  6,297        $  8,692
     Income taxes payable .......................       3,032           2,013
     Other accrued liabilities ..................      14,327          15,330
                                                     --------        --------

Total current liabilities .......................      23,656          26,035
Accrued lease obligations .......................      10,116          11,399
Acquisition related liability ...................       2,903              --
                                                     --------        --------

Total liabilities ...............................      36,675          37,434
                                                     --------        --------

Stockholders' equity:
     Common stock
       Authorized:  30,000,000 shares,
       $0.001 par value Issued and
       outstanding:  12,479,240 and
       12,441,042 shares, respectively ..........          13              13
     Capital in excess of par value
     Net unrealized loss on securities ..........      19,799          19,664
     Retained earnings ..........................        (492)             --
Total stockholders' equity ......................       5,932          10,508
                                                     --------        --------

Total liabilities and stockholders' equity ......      25,252          30,185
                                                     --------        --------

                                                     $ 61,927        $ 67,619
                                                     ========        ========


   The accompanying notes are an integral part of these financial statements.

                         SOFTWARE PUBLISHING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except per share data; unaudited)



                                                                        Three months ended                   Six months ended
                                                                 Mar 31, 1995      Mar 31, 1994      Mar 31, 1995      Mar 31, 1994
                                                                 ------------      ------------      ------------      ------------

Net revenues ...............................................        $   9,019         $  14,468         $  21,406         $  37,171
Cost of revenues ...........................................            2,174             2,627             4,441             7,212
                                                                    ---------         ---------         ---------         ---------

     Gross profit ..........................................            6,845            11,841            16,965            29,959
                                                                    ---------         ---------         ---------         ---------

Operating expenses:
     Marketing and sales ...................................            5,241            10,555            11,455            21,440
     Research and development ..............................            2,843             4,943             5,654             9,994
     General and administrative ............................            1,604             2,025             2,639             3,886
     Restructuring and lease obligations ...................             --               7,843                --             7,843
     In process research and development ...................            4,756                --             4,756                --
                                                                    ---------         ---------         ---------         ---------

Total operating expenses ...................................           14,444            25,366            24,504            43,163
                                                                    ---------         ---------         ---------         ---------

Loss from operations .......................................           (7,599)          (13,525)           (7,539)          (13,204)
Other income, net of other expenses ........................              900             4,739             1,209             4,809
                                                                    ---------         ---------         ---------         ---------

Loss before income taxes ...................................           (6,699)           (8,786)           (6,330)           (8,395)
Income tax benefit .........................................            1,755                --             1,755                --
                                                                    ---------         ---------         ---------         ---------

     Net loss ..............................................           (4,944)           (8,786)           (4,575)           (8,395)

Dividends on redeemable preferred stock ....................               --                --                --               (29)
                                                                    ---------         ---------         ---------         ---------

Net loss available to common stockholders ..................        $  (4,944)        $  (8,786)        $  (4,575)        $  (8,424)
                                                                    =========         =========         =========         =========

Net loss per common share ..................................        $   (0.40)        $   (0.71)        $   (0.37)        $   (0.68)
                                                                    =========         =========         =========         =========

Shares used in computing net loss per share ................           12,479            12,391            12,460            12,363
                                                                    =========         =========         =========         =========





   The accompanying notes are an integral part of these financial statements.


                         SOFTWARE PUBLISHING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)

                                                         Six months ended
Cash flows from operating activities:               Mar. 31, 1995  Mar. 31, 1994
                                                    -------------  -------------

Net loss ............................................... $ (4,575)    $ (8,395)

Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Depreciation and amortization .....................    1,379        2,723
     Non-cash restructuring and other charges ..........       --        1,623
     In-process research and development ...............    4,756           --
     Net change in operating assets and liabilities:
         Accounts receivable ...........................    2,174        7,987
         Other current assets ..........................     (349)        (814)
         Trade accounts payable and other accrued
            liabilities.................................   (4,839)     (11,320)
         Income taxes receivable and payable ...........    1,019        7,249
         Accrued restructuring and lease obligations ...   (1,322)       1,715
                                                         --------     --------

Net cash provided (used) by operating activities .......   (1,757)         768
                                                         --------     --------

Cash flows from investing activities:
     Acquisition of property and equipment .............   (1,164)        (998)
     Increase in other non-current assets ..............     (284)        (996)
     Decrease in short-term investments ................   15,617       18,605
                                                         --------     --------

Net cash provided (used) by investing activities .......   14,169       16,611
                                                         --------     --------

Cash flows from financing activities:
     Issuance of capital stock, net of repurchases .....      135          340
     Redemption of preferred stock and payment
       of dividends ....................................       --       (2,700)
                                                         --------     --------

Net cash provided (used) by financing activities .......      135       (2,360)
                                                         --------     --------

Net increase in cash and cash equivalents ..............   12,547       15,019

Cash and cash equivalents:
     Beginning balance .................................   18,320        2,039
                                                         --------     --------

     Ending balance .................................... $ 30,867     $ 17,058
                                                         ========     ========


Supplemental disclosure:
     Income tax paid during the period, net of refunds   $ (2,799)    $ (7,257)
                                                         =========    ========


   The accompanying notes are an integral part of these financial statements.

                         SOFTWARE PUBLISHING CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS(unaudited)

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1994 included in the 1994 Annual Report to Stockholders. The consolidated results of operations for the six month period ended March 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1995.

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

     Cash and short term investments comprised (in thousands):
                                                   Mar 31, 1995   Sept. 30, 1994
                                                   ------------   --------------
     Cash and cash equivalents ...............        $30,867        $18,320
     Short term investments ..................         13,130         29,239
                                                      -------        -------
                                                      $43,997        $47,559
                                                      =======        =======

3. Inventories are primarily finished goods and are stated at the lower of first-in, first-out cost or market.

4.   Other accrued liabilities comprised (in thousands):

                                                    Mar 31, 1995  Sept. 30, 1994
                                                    ------------  --------------
     Reserve for returns and exchanges ...............   $ 2,152         $ 4,563
     Current portion of lease obligations ............     3,263           3,331
     Rebates and channel marketing programs ..........     2,159           2,029
     Accrued compensation and benefits ...............     1,566           1,176
     Restructuring accruals ..........................       515             860
     Current portion of acquisition related liability      2,100              --
     Other accrued liabilities .......................     2,572           3,371
                                                         -------         -------
                                                         $14,327         $15,330
                                                         =======         =======

5. The Company acquired Digital Paper Corporation, a developer of visual communications software technology, during the second quarter of fiscal 1995. The privately held company was purchased for total consideration of approximately $5.0 million. The Company may pay up to an additional $1.5 million in cash upon the achievement of certain unit, revenue and technical milestones over the next three years. The assets acquired consisted primarily of in-process visual communication software that the Company intends to incorporate into its products. As a result of this acquisition, the Company took an one time charge of $4.8 million in the second quarter of fiscal 1995, for the portion of the transaction related to in-process research and development.

6. Net income per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. The difference between primary and fully diluted net income per common share is not significant.

                         SOFTWARE PUBLISHING CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

North America and international net revenues for the periods ended March 31, 1995 and 1994, and the percentage of change of net revenues were as follows:

                           Three months                  Six months
(dollars in millions)      ended Mar 31,                ended Mar 31,
                           -------------  Percent      -------------     Percent
                           1995     1994   Change      1995      1994     Change
                           ----     ----   ------      ----      ----      -----
North America             $ 5.9    $ 8.5    (30)%     $ 13.6    $ 24.2     (44)%
International               3.1      6.0    (48)%        7.8      13.0     (40)%
                          -----    -----    ----      ------    ------     -----
Total net revenues        $ 9.0    $14.5    (38)%     $ 21.4    $ 37.2     (42)%
                          ======   =====              ======    ======

Net revenues in the second quarter of fiscal 1995 decreased by 38% compared to the second quarter of fiscal 1994 and net revenues for the first six months of fiscal 1995 decreased by 42% compared to the first six months of 1994. The decline in net revenues in the second quarter and first six months of fiscal 1995 resulted primarily from decreased sales of Harvard Graphics for Windows and the continuing decline in the sales of Harvard Graphics DOS. Harvard Graphics Version 3.0 for Windows, which began shipping in July 1994, was at the peak of its version upgrade life cycle during the fourth quarter of fiscal 1994 and was at its peak decline during the second quarter of fiscal 1995. The Company does not expect any significant increase in its Harvard Graphics net revenues until the Company is able to introduce a Harvard Graphics version based on Microsoft Windows 95, which is now scheduled for release in the Company's fourth quarter of fiscal 1995. The continuing significant decline in sales of DOS products, including Harvard Graphics DOS and Professional Write DOS, contributed as well to this decline in net revenues, as the Company continues to experience an overall ongoing decline in the DOS market. Additionally, the Company completed the sale of its Superbase product line to Computer Concepts Corporation in June 1994, which resulted in further declines in net revenues following June 30, 1994. Also contributing to these declines was the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe.

Net revenues in the second quarter of fiscal 1995 included sales from the Company's four most recently released products: Harvard Spotlight released in June 1994, Harvard Chart XL released in September 1994, OnFile released in December 1994, and Montage released in March 1995. These products accounted for an aggregate of approximately 12% of the net revenues in the second quarter of fiscal 1995, up from approximately 8% in the first quarter of fiscal 1995.

The Harvard Graphics series of presentation graphics products represented 80% of total net revenues in the second quarter of fiscal 1995 compared with 84% in the second quarter of fiscal 1994, and 87% of total revenues in the first six months of fiscal 1995 and 1994. Net revenues from sales of all products on the Windows platform in the second quarter of fiscal 1995 accounted for 80% of total net revenues compared to 62% in the second quarter of fiscal 1994; and 83% of total net revenues in the first six months of fiscal 1995 as compared to 71% in the first six months of fiscal 1994.

Cost of revenues was $2.2 million or 24% of net revenues in the second quarter of fiscal 1995 as compared to $2.6 million or 18% of net revenues in the second quarter of fiscal 1994, and $4.4 million or 21% of net revenues in the first six months of fiscal 1995 as compared to $7.2 million or 19% of net revenues in the first six months of fiscal 1994. Cost of revenues in the second quarter and first six months of fiscal 1995 in absolute dollars decreased as compared to the comparable periods in fiscal 1994 primarily because of reduced sales and lower manufacturing overhead expenses which were partially offset by increased charges for obsolete inventory principally in the international operations and overall lower average selling prices. Since April 1994, the Company has experienced a positive impact of lower overhead and employee-related costs resulting from a reorganization and reduction in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

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

The Company believes that its revenues and the results of operations for fiscal year 1995 have been and will continue to be adversely affected by the delay in the introduction of Microsoft Windows 95 which is now scheduled for release in the Company's fourth quarter of fiscal 1995. This postponement will in turn delay the upgrade cycle of the Company's products. Although revenue opportunities have been delayed due to the postponement of Microsoft Windows 95, the Company has been able to somewhat offset this adverse affect with alternative marketing programs in the second quarter of fiscal 1995 and hopes to continue to do so in the third quarter of fiscal 1995. Since the Company's net revenues for the current version of Harvard Graphics for Windows has declined in the first and second quarters of fiscal 1995, the Company has been introducing alternative marketing programs in an effort to sustain demand for this product.

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

The Company believes that its results of operations have been adversely affected by delays in introduction of Microsoft Windows 95, increased price competition, market uncertainties, offerings of product suites by competitors, and a decline in the DOS market. In the future, the Company's operating results could be adversely affected by these and other factors, such as delays in new product introductions, the mix of product sales or distribution channels, and customer choices regarding operating systems.

Total operating expenses in absolute dollars in the second quarter of fiscal 1995 decreased by $10.9 million as compared to the second quarter of fiscal 1994. Total operating expenses in absolute dollars in the first six months of fiscal 1995 decreased by $18.7 million as compared to the first six months of fiscal 1994. Operating expenses in the second quarter of fiscal 1995 included a one-time $4.8 million in-process research and development charge related to the acquisition of Digital Paper, Inc. as described below. Operating expenses in the first fiscal quarter of 1995 included a reversal of $0.9 million which resulted from the resolution of an operational legal dispute. Operating expenses in the second quarter of fiscal 1994 included a $7.8 million charge to restructuring. Excluding the above non-recurring items, operating expenses decreased in the second quarter of fiscal 1995 by $7.8 million or 45% as compared to the second quarter of fiscal 1994; and, excluding the above non-recurring items, operating expenses decreased in the first six months of fiscal 1995 by $14.6 million or 41% as compared to the first six months of fiscal 1994. These decreases were principally attributable to reductions in personnel and facilities expenses, as well as improved operating expense management. The Company expects to continue to aggressively manage its overall cost structure in the future, although there can be no assurance that it will succeed in costs reduction efforts.

Marketing and sales expenses were $5.2 million or 58% of net revenues in the second quarter of fiscal 1995 as compared to $10.6 million or 73% of net revenues in the second quarter of fiscal 1994; and $11.5 million or 54% of net revenues in the first six months of fiscal 1995 as compared to $21.4 million or 58% in the first six months of fiscal 1994. The decrease in absolute dollars is the result of reduced expenses for advertising and promotions, as well as reduced employee related expenses because of the restructuring and related reduction in work force which included the closure of several sales offices both in North America and various International locations.

Research and development expenses were $2.8 million or 32% of net revenues in the second quarter of fiscal 1995 as compared to $4.9 million or 34% of net revenues in the second quarter of fiscal 1994; and $5.7 million or 26% of net revenues in the first six months of fiscal 1995 as compared to $10.0 million or 27% in the first six months of fiscal 1994. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1993 and the second quarter of fiscal 1994, internal research and development expenses are expected to be lower in absolute dollars in fiscal 1995 than in fiscal 1994. As in the second quarter of fiscal 1995, the Company intends to continue to acquire externally developed
technology,   explore  strategic   alliances  and  other  methods  of  acquiring
technology, as well as continuing to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

General and administrative expenses were $1.6 million or 18% of net revenues in the second quarter of fiscal 1995 as compared to $2.0 million or 14% of net revenues in the second quarter of fiscal 1994; and $2.6 million or 12% of net revenues in the first six months of fiscal 1995 as compared to $3.9 million or 11% in the first six months of fiscal 1994. General and administrative expenses in the first quarter of fiscal 1995 included a $0.9 million reversal of reserves resulting from the resolution of an operational legal dispute. The decrease in absolute dollars in the year to date expenses for fiscal 1995 as compared to fiscal 1994, is attributable to reduced employee related expenses because of the restructuring and related reduction in work force undertaken in the second quarter of fiscal 1994.

In the second quarter of fiscal 1995, the Company acquired Digital Paper Corporation, a developer of visual communications software technology. The privately held company was purchased for total consideration of approximately $5.0 million. The Company may pay up to an additional $1.5 million in cash upon the achievement of certain unit, revenue and technical milestones over the next three years. As a result of this acquisition, the Company took an one time charge of $4.8 million in the second quarter of fiscal 1995, for the portion of the transaction related to in-process research and development.

Other income and expense in the second quarter of fiscal 1995 was $0.9 million as compared to $4.7 million in the second quarter of fiscal 1994; and $1.2 million in the first six months of fiscal 1995 as compared to $4.8 million in the first six months of fiscal 1994. Other income in the second quarter of fiscal 1994 included an arbitration award of $2.6 million, a gain of $1.2 million realized on the sale of an investment, and a $0.5 million due to settlement of legal proceedings. Exclusive of these items, other income increased slightly in the first six months of fiscal 1995 as compared to the first six months of fiscal 1994 because of lower foreign exchange losses and higher interest income.

The Company booked a tax benefit of $1.8 million in the second quarter of fiscal 1995 due to the tax refund received during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

For the second quarter of fiscal 1995, cash and short term investments increased $0.4 million to $44.0 million. This increase resulted from a tax refund offset by cash used for operating activities and purchase of capital equipment. Management believes the existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements at least through fiscal 1996.

In fiscal 1994, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at about the same rate in fiscal 1995. Although the Company has not currently engaged in hedging activities, the Company's exposure for foreign currency exchange gains and losses has been partially mitigated as the Company incurred operating expenses in most of the currencies in which it invoiced customers. The company may in the future hedge certain specific contractual obligations in foreign currency. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                         SOFTWARE PUBLISHING CORPORATION

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

         The Company, Fred Gibbons and Irfan Salim were named as defendants in two class action lawsuits initially filed in the United States District Court for the Northern District of California in April and May 1993. As subsequently amended and consolidated, the complaint alleges securities law violations in connection with disclosures by the Company. The class period alleged in the amended complaint is October 1, 1992 to April 2, 1993. The Company and the other defendants have agreed to a settlement under which the Company and other defendants have been released from any further liabilities, and such settlement has been approved by court order.

         The Company is also a defendant in certain other litigation. Management is of the opinion that the ultimate outcome of this litigation will not have a material adverse affect on the future operations or financial condition of the Company.

Item 6.  Exhibits & Reports on Form 8-K

              (a) Exhibits.  The  following  Exhibits  are  filed as part of, or incorporated by reference into, this report:

                  10.4 Stock purchase agreement among Software Publishing Corporation, Digital Paper Inc, Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber dated March 31, 1995.

                  27     Financial Data Schedule

              (b) No reports on Form 8-K were  filed  during the fiscal  quarter ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    May 15, 1995               SOFTWARE PUBLISHING CORPORATION
                                              (Registrant)


                                    /s/ MIRIAM K. FRAZER
                                    --------------------------------------------
                                    Miriam K. Frazer,
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)