Form 10-Q
period 1995-06-30
SOFTWARE PUBLISHING CORP
filed 1995-08-14
CIK 755659

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549



(Mark One)

 X   Quarterly  report  pursuant  to  section  13 or 15(d) of the  Securities
---  Exchange Act of 1934

     For the quarterly period ended JUNE 30, 1995.

     Transition report pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from           to
                                    ---------    ---------
Commission file number:  0-14025

                         SOFTWARE PUBLISHING CORPORATION

             (Exact name of registrant as specified in its charter)


           DELAWARE                                              94-2707010
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

As of July 18, 1995 there were 12,523,525 shares of the Registrant's Common Stock outstanding.

                         SOFTWARE PUBLISHING CORPORATION

                                      INDEX


                          PART I. FINANCIAL INFORMATION
                                                                        Page no.
                                                                        --------
Item 1.            Financial Statements:

                   Consolidated Balance Sheets -
                        June 30, 1995 and September 30, 1994                  3

                   Consolidated Statements of Operations -
                        Three and nine months ended June 30, 1995 and 1994    4

                   Consolidated Statements of Cash Flows -
                        Nine months ended June 30, 1995 and 1994              5

                   Notes to Consolidated Financial Statements                 6

Item 2.            Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   8


                           PART II. OTHER INFORMATION

Item 1.            Legal Proceedings                                          12

Item 6.            Exhibits and Reports on Form 8-K                           12

                   Signatures                                                 13


                          PART I. FINANCIAL INFORMATION
Item 1.
                         SOFTWARE PUBLISHING CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                  (000's omitted, except share data; unaudited)

ASSETS                                                                               June  30, 1995       Sept. 30, 1994
                                                                                     --------------       --------------

Current assets:
     Cash & short term investments, including restricted cash of $4,800
            at June 30, 1995                                                              $  36,847           $   47,559
     Accounts receivable, net of allowance
         for doubtful accounts of $788 and $1,009                                             8,429               12,770
     Inventories                                                                              1,362                1,286
     Prepaid expenses and other current assets                                                1,354                1,367
                                                                                          ---------           ----------

Total current assets                                                                         47,992               62,982

Property and equipment, net                                                                   2,370                3,796
Other assets                                                                                  1,417                  841
                                                                                          ---------           ----------
Total assets                                                                             $   51,779           $   67,619
                                                                                         ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                                                              $    5,730           $    8,692
     Income taxes payable                                                                     3,018                2,013
     Other accrued liabilities                                                               16,448               15,330
                                                                                          ---------           ----------

Total current liabilities                                                                    25,196               26,035
Accrued lease obligations                                                                        --               11,399
Acquisition related liability                                                                 1,418                   --
                                                                                          ---------           ----------

Total liabilities                                                                            26,614               37,434
                                                                                          ---------           ----------
Stockholders' equity:
     Common stock
       Authorized:  30,000,000 shares, $0.001 par value
       Issued and outstanding:  12,481,640 and 12,441,042 shares, respectively                   13                   13
     Capital in excess of par value                                                          19,935               19,664
     Net unrealized loss on securities                                                         (356)                  --
     Retained earnings                                                                        5,573               10,508
                                                                                          ---------           ----------
Total stockholders' equity                                                                   25,165               30,185
                                                                                          ---------           ----------
Total liabilities and stockholders' equity                                                $  51,779           $   67,619
                                                                                          =========           ==========

    The accompanying notes are an integral part of these financial statement.


                         SOFTWARE PUBLISHING CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (000's omitted, except per share data; unaudited)


                                                   Three months ended June 30,         Nine months ended June 30,
                                                      1995             1994              1995              1994
                                                      ----             ----              ----              ----
Net revenues                                        $  4,406         $  9,860          $ 25,812          $ 47,031
Cost of revenues                                       1,213            2,054             5,654             9,266
                                                    --------         --------          --------          --------
     Gross profit                                      3,193            7,806            20,158            37,765
                                                    --------         --------          --------          --------
Operating expenses:
     Marketing and sales                               5,385            6,388            16,840            27,828
     Research and development                          2,808            4,185             8,462            14,179
     General and administrative                        1,784            1,627             4,423             5,513
     Restructuring and lease obligations              (6,000)              --            (6,000)            7,843
     In process research and development                  --               --             4,756                --
                                                    --------         --------          --------          --------
Total operating expenses                               3,977           12,200            28,481            55,363
                                                    --------         --------          --------          --------
Loss from operations                                    (784)          (4,394)           (8,323)          (17,598)
Other income, net of other expenses                      450            2,894             1,659             7,703
                                                    --------         --------          --------          --------
Loss before income taxes                                (334)          (1,500)           (6,664)           (9,895)
Income tax provision (benefit)                            26           (1,016)           (1,729)           (1,016)
                                                    --------         --------          --------          --------
     Net loss                                           (360)            (484)           (4,935)           (8,879)
Dividends on redeemable preferred stock                   --               --                --               (29)
                                                    --------         --------          --------          --------
Net loss available to common stockholders           $   (360)        $   (484)         $ (4,935)         $ (8,908)
                                                    ========         ========          ========          ========
Net loss per common share                           $  (0.03)        $  (0.04)         $  (0.40)         $  (0.72)
                                                    ========         ========          ========          ========
Shares used in computing net loss per share           12,482           12,392            12,482            12,372
                                                    ========         ========          ========          ========

   The accompanying notes are an integral part of these financial statements.

                                                                               4

                         SOFTWARE PUBLISHING CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)
                                                                                       Nine months ended June 30,
                                                                                        1995               1994
                                                                                        ----               ----
Cash flows from operating activities:
Net loss                                                                             $ (4,935)           $ (8,879)

Adjustments  to  reconcile  net  income  (loss) to net cash  provided  (used) by operating activities:
     Depreciation and amortization                                                      1,946               4,038
     Non-cash restructuring charges                                                    (6,000)              1,623
     In-process research and development                                                4,756                  --
     Net change in operating assets and liabilities:
         Accounts receivable                                                            4,341              10,186
         Other current assets                                                             (63)                925
         Trade accounts payable and other accrued liabilities                          (6,167)            (15,800)
         Income taxes receivable and payable                                            1,005               6,703
         Accrued restructuring and lease obligations                                   (1,798)             (1,564)
         Acquisitions payable                                                          (2,000)                 --
                                                                                     --------            --------
Net cash used by operating activities                                                  (8,915)             (2,768)
                                                                                     --------            --------
Cash flows from investing activities:
     Acquisition of property and equipment                                             (1,241)             (1,000)
     Increase in other non-current assets                                                (471)               (723)
     Decrease in short-term investments                                                 9,144              22,915
                                                                                     --------            --------
Net cash provided  by investing activities                                              7,432              21,192
                                                                                     --------            --------
Cash flows from financing activities:
     Issuance of capital stock, net of repurchases                                        271                 509
     Redemption of preferred stock and payment of dividends                                --              (2,700)
                                                                                     --------            --------
Net cash provided (used) by financing activities                                          271              (2,191)
                                                                                     --------            --------
Net increase (decrease) in cash and cash equivalents                                   (1,212)             16,233

Cash and cash equivalents:
     Beginning balance                                                                 18,320               2,039
                                                                                     --------            --------
     Ending balance                                                                  $ 17,108            $ 18,272
                                                                                     ========            ========
Supplemental disclosure:
     Income tax refunds received during the period, net of payments                  $ (2,799)           $ (7,732)
                                                                                     ========            ========

   The accompanying notes are an integral part of these financial statements.

                                                                               5

                         SOFTWARE PUBLISHING CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1994 included in the 1994 Annual Report to Stockholders. The consolidated results of operations for the nine month period ended June 30, 1995 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1995.

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

     Cash and short term investments comprised (in thousands):

                                                 June 30, 1995    Sept. 30, 1994
                                                 -------------    --------------
     Cash and cash equivalents                       $17,108         $18,320
     Short term investments                           19,739          29,239
                                                     -------         -------
                                                     $36,847         $47,559
                                                     =======         =======

     As part of the terms of the purchase agreement for Digital Paper, Inc., described below, the Company agreed to place $4.8 million in escrow as security for future payments to the former shareholders which will be paid out over a two year period beginning in April 1996.

3. Inventories are primarily finished goods and are stated at the lower of first-in, first-out cost or market.

4.   Other accrued liabilities comprised (in thousands):

                                                 June 30, 1995    Sept. 30, 1994
                                                 -------------    --------------
     Reserve for returns and exchanges             $  2,095          $  4,563
     Current portion of lease obligations             6,378             3,331
     Rebates and channel marketing programs             269             2,029
     Accrued compensation and benefits                1,568             1,176
     Restructuring accruals                             568               860
     Current portion of acquisition
          related liability                              --                --
     Other accrued liabilities                        5,570             3,371
                                                   --------          --------
                                                   $ 16,448          $ 15,330
                                                   ========          ========

5. The Company acquired Digital Paper, Inc., a developer of visual communications software technology, during the second quarter of fiscal 1995. The privately held company was purchased for total consideration of approximately $5.0 million. The Company may pay up to an additional $1.5 million in cash upon the achievement of certain unit, revenue and technical milestones over the next three years. The assets acquired consisted primarily of in-process visual communication software that the Company intends to incorporate into its products. As a result of this acquisition, the Company took an one time charge of $4.8 million in the second quarter of fiscal 1995, for the portion of the transaction related to in-process research and development. In the third quarter of fiscal 1995, the Company paid the first $2.0 million installment of the purchase price for Digital Paper, Inc.

6. In the third quarter of fiscal 1995 the Company executed a memorandum of understanding to terminate the lease of its headquarters facility in Santa Clara, California as of December 31, 1995. As a result, the Company reversed $6.0 million of previously reserved operating expense charges related to restructuring activities in fiscal 1993 and 1994. The lease agreement was finalized in the fourth fiscal quarter of 1995 and the Company paid approximately $3.0 million in previously accrued termination expenses, fees, and associated costs in connection with the lease termination.

7. Net income per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. The difference between primary and fully diluted net income per common share is not significant.

                         SOFTWARE PUBLISHING CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

North America and international net revenues for the periods ended June 30, 1995 and 1994, and the percentage of change of net revenues were as follows:

                           Three months               Nine months
(dollars in millions)     ended June 30,             ended June 30,
                          --------------   Percent   --------------   Percent
                          1995      1994   Change    1995      1994   Change
                          ----      ----   ------    ----      ----   ------
North America             $ 3.2    $ 6.9    (54)%    $16.8    $31.0    (45)%
International               1.2      3.0    (60)%      9.0     16.0    (44)%
                          -----    -----             -----    -----
Total net revenues        $ 4.4    $ 9.9    (55)%    $25.8    $47.0    (45)%
                          =====    =====             =====    =====

     Net revenues in the third quarter of fiscal 1995 decreased by 55% compared to the third quarter of fiscal 1994 and net revenues for the first nine months of fiscal 1995 decreased by 45% compared to the first nine months of 1994. The decline in net revenues in the third quarter and first nine months of fiscal 1995 resulted primarily from decreased sales of Harvard Graphics for Windows and the continuing decline in the sales of Harvard Graphics DOS. This decrease is also due to reductions in inventory levels of older version products held by the Company's distributors in anticipation of fiscal fourth quarter releases of upgraded versions of Harvard Graphics, Harvard Spotlight, and Harvard ChartXL and purchasing delays resulting from the anticipated shipment of Microsoft Windows 95 in the fourth quarter of fiscal 1995.

     Harvard Graphics Version 3.0 for Windows, which began shipping in July 1994, was at the peak of its version upgrade life cycle during the fourth quarter of fiscal 1994 and has experienced declining revenues each quarter of fiscal 1995. The Company does not expect any significant increase in its Harvard Graphics net revenues until the Company is able to introduce a Harvard Graphics version based on Microsoft Windows 95, which is now scheduled for release in the Company's fourth quarter of fiscal 1995. The continuing significant decline in sales of DOS products, including Harvard Graphics DOS and Professional Write DOS, contributed as well to this decline in net revenues, as the Company
continues  to  experience  an  overall   ongoing  decline  in  the  DOS  market.
Additionally, the Company's revenue base has been reduced as a result of the sale of its Superbase product line to Computer Concepts Corporation in June 1994. Also contributing to these declines were the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe.

     Net revenues in the third quarter of fiscal 1995 included sales from the Company's four most recently released products: Harvard Spotlight released in June 1994, Harvard ChartXL released in September 1994, OnFile released in December 1994, and Harvard Montage released in March 1995. These products accounted for an aggregate of approximately 3.9% of the net revenues in the third quarter of fiscal 1995, down from approximately 12% in the second quarter of fiscal 1995. Year to date at June 30, 1995, these four products contributed $2.3 million or 8.8% of total revenues for fiscal 1995. Two of these new products, Harvard Spotlight and Harvard ChartXL, are nearing the end of their version life cycle and contributed to the decline in new product revenues from the second to the third quarter of fiscal 1995.

     The Harvard Graphics series of presentation graphics products represented 83% of total net revenues in the third quarter of fiscal 1995 compared with 79% in the third quarter of fiscal 1994, and 82% of total revenues in the first nine months of fiscal 1995 compared to 85% in the first nine months of 1994. Net revenues from sales of all products on the Windows platform in the third quarter of fiscal 1995 accounted for 80% of total net revenues compared to 62% in the third quarter of fiscal 1994; and 82% of total net revenues in the first nine months of fiscal 1995 as compared to 69% in the first nine months of fiscal 1994.

     Cost of revenues was $1.2 million or 28% of net revenues in the third quarter of fiscal 1995 as compared to $2.1 million or 21% of net revenues in the third quarter of fiscal 1994, and $5.7 million or 22% of net revenues in the first nine months of fiscal 1995 as compared to $9.3 million or 20% of net revenues in the first nine months of fiscal 1994. Cost of revenues in the third quarter and first nine months of fiscal 1995 decreased in absolute dollars compared to the comparable periods in fiscal 1994 primarily because of reduced sales and lower manufacturing overhead expenses which were partially offset, in the case of the nine months periods, by increased charges for obsolete inventory principally in the international operations and overall lower average selling prices. As a percentage of sales, the cost of sales in both the three and nine month periods has increased primarily because fixed overhead costs have decreased at a slower rate than the decrease in sales revenues. Since April 1994, the Company has experienced a positive impact of lower overhead and employee-related costs resulting from a reorganization and reduction in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

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

     The Company believes that its revenue and results of operations have been adversely affected by the delay in the introduction of Microsoft Windows 95 which is now scheduled for release in the Company's fourth quarter of fiscal 1995. This postponement in turn has delayed the upgrade cycle of the Company's products. Although revenue opportunities have been delayed due to the postponement of Microsoft Windows 95, the Company has attempted to somewhat offset this adverse trend with alternative marketing programs in fiscal 1995. Since the Company's net revenues for the current version of Harvard Graphics for Windows have declined in the first nine months of fiscal 1995, in the second quarter of fiscal 1995, the Company introduced alternative marketing programs in an effort to sustain demand for this product.

     The Company believes that end users are continuing to migrate from the DOS to the Windows platform and expects increased competition, including price competition, in both the DOS and Windows markets in the future. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products which are bundled with other office software programs by the same or multiple competitors, and are sold at an all-inclusive price. The Company believes these offerings of product suites have materially and adversely affected the Company's net revenues, and will continue to adversely affect the sales of Harvard Graphics products in the future. The Company does not currently offer a suite of products, but offers products that complement competitive suite products. In order for the Company to increase its revenues, it believes it is necessary to introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any delay in these planned strategies, difficulties encountered in introducing new products or marketing programs, or failure of the Company's products to compete successfully with products offered by other vendors could materially and adversely affect net revenues and profitability.

     The Company believes that its revenues and the results of operations for the current quarter and for fiscal year 1995 have been and will continue to be adversely affected by delays in the introduction of Microsoft Window 95, increased price competition, market uncertainties, offerings of product suites by competitors, and a decline in the DOS market. A substantial portion of the Company's revenues in each quarter generally results from shipments during the last month of that quarter, and principally for that reason, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. In addition, the Company's operating results could be materially and adversely affected by other factors, such as delays in new product introductions, the mix of product sales or distribution channel sales, and customer choices regarding operating systems.

     Total operating expenses in absolute dollars in the third quarter of fiscal 1995 decreased by $8.2 million as compared to the third quarter of fiscal 1994. Total operating expenses in absolute dollars in the first nine months of fiscal 1995 decreased by $26.9 million as compared to the first nine months of fiscal 1994. Operating expenses in the third quarter of fiscal 1995 included the reversal of prior period charges for leases and restructuring of $6.0 million, and operating expenses in the second quarter of fiscal 1995 included a one-time
$4.8  million  in-process   research  and
development charge related to the acquisition of Digital Paper, Inc. as described below. Operating expenses in the first fiscal quarter of 1995 included a reversal of $0.9 million which resulted from the resolution of an operational legal dispute. Operating expenses in the second quarter of fiscal 1994 included a $7.8 million charge to restructuring. Excluding the above non-recurring items, operating expenses decreased in the third quarter of fiscal 1995 by $2.2 million or 18% as compared to the third quarter of fiscal 1994; and, excluding the above non-recurring items, operating expenses decreased in the first nine months of fiscal 1995 by $17 million or 36% as compared to the first nine months of fiscal 1994. These decreases were principally attributable to reductions in personnel and facilities expenses, as well as improved operating expense management. The Company expects to continue to aggressively manage its overall cost structure in the future, although there can be no assurance that it will succeed in costs reduction efforts.

     Marketing and sales expenses were $5.4 million or 122% of net revenues in the third quarter of fiscal 1995 as compared to $6.4 million or 65% of net revenues in the third quarter of fiscal 1994; and $16.8 million or 65% of net revenues in the first nine months of fiscal 1995 as compared to $27.8 million or 59% in the first nine months of fiscal 1994. The decrease in absolute dollars is the result of reduced expenses for advertising and promotions, as well as reduced employee related expenses because of restructuring and related reductions in work force which included the closure of several sales offices both in North America and various international locations.

     In the third quarter of fiscal 1995 the Company entered into a joint market research agreement with the Visual Systems Division of 3M Company. The purpose of this joint effort is to explore development of software designed to enhance the process of planning and conducting business meetings and disseminating information.

     Research and development expenses were $2.8 million or 64% of net revenues in the third quarter of fiscal 1995 as compared to $4.2 million or 42% of net revenues in the third quarter of fiscal 1994; and $8.5 million or 33% of net revenues in the first nine months of fiscal 1995 as compared to $14.2 million or 30% in the first nine months of fiscal 1994. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1993 and the second quarter of fiscal 1994, internal research and development expenses are expected to be lower in absolute dollars in fiscal 1995 than in fiscal 1994. As in the second quarter of fiscal 1995 with the acquisition of Digital Paper, Inc., the Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring technology, as well as continuing to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

     General and administrative expenses were $1.8 million or 41% of net revenues in the third quarter of fiscal 1995 as compared to $1.6 million or 17% of net revenues in the third quarter of fiscal 1994; and $4.4 million or 17% of net revenues in the first nine months of fiscal 1995 as compared to $5.5 million or 12% in the first nine months of fiscal 1994. General and administrative expenses in the first quarter of fiscal 1995 included a $0.9 million reversal of reserves resulting from the resolution of an operational legal dispute. The decrease in absolute dollars in the year to date expenses for fiscal 1995 as compared to fiscal 1994, is attributable to reduced employee-related expenses because of restructuring and related reductions in work force undertaken in the second quarter of fiscal 1994.

     In the third quarter of fiscal 1995 the Company signed a memorandum of understanding to terminate the lease of its headquarters facility in Santa Clara, California as of December 31, 1995. As a result, the Company reversed $6.0 million of previously reserved operating expense charges related to restructuring activities in fiscal 1993 and 1994. The lease agreement was finalized in the fourth fiscal quarter of 1995 and the Company paid approximately $3.0 million in previously accrued termination expenses, fees, and associated costs in connection with the lease termination.

     In the second quarter of fiscal 1995, the Company acquired Digital Paper, Inc., a developer of visual communications software technology. The privately held company was purchased for a total consideration of approximately $5.0 million. The Company may pay up to an additional $1.5 million in cash upon the achievement of certain unit, revenue and technical milestones over the next three years. As a result of this acquisition, the Company took an one time charge of $4.8 million in the second quarter of fiscal 1995 for the portion of the transaction related to in-process research and development. In the third quarter of fiscal 1995 the Company paid the first $2.0 million installment of the purchase price for Digital Paper, Inc..

     Other income, net of other expenses, in the third quarter of fiscal 1995 was $0.5 million as compared to $2.9 million in the third quarter of fiscal 1994; and $1.7 million in the first nine months of fiscal 1995 as compared to $7.7 million in the first nine months of fiscal 1994. Other income in the second and third quarters of fiscal 1994 included an arbitration award of $2.6 million, a gain of $3.4 million realized on the sale of an investment, and $0.5 million due to settlement of legal proceedings. Exclusive of these items, other income increased slightly in the first nine months of fiscal 1995 as compared to the first nine months of fiscal 1994 because of lower foreign exchange losses and higher interest income due to higher interest rates offset by a lower cash balance.

     The Company booked a tax benefit of $1.8 million in the second quarter of fiscal 1995 due to the tax refund received during that quarter. During the third quarter of fiscal 1994 the Company made an adjustment to its annual projected income tax rate to reflect a benefit rate of 10% on a year to date basis, based on the resolution of certain tax uncertainties. This adjustment resulted in a benefit to the income statement of $1.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     For the first nine months of fiscal 1995, cash and short term investments decreased $10.8 million from $47.6 million at fiscal 1994 year end to $36.8 million at June 30, 1995. This decrease primarily resulted from: cash used for operating activities of $8.9 million, which includes a $2.0 million cash payment towards the purchase price of Digital Paper, Inc., which was more than offset by a tax refund of $2.8 million; the purchase of capital additions of $1.2 million; and increases in non-current assets of $.7 million. For the nine month period ended June 30, 1995, working capital decreased $14.1 million from $36.9 million at September 30, 1994, to $22.8 million at June 30, 1995. This decrease in working capital resulted primarily from a decrease in cash and short term investments of $10.8 million and a decrease in accounts receivable of $4.3 million and a decrease in current liabilities of $0.9 million.

     Management believes the existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements at least through fiscal 1996.

     In fiscal 1994, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at about the same rate in fiscal 1995. The Company's exposure for foreign currency exchange gains and losses has been partially mitigated as the Company incurred operating expenses in most of the currencies in which it invoiced customers and the Company has hedged certain specific contractual obligations in foreign currency. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                         SOFTWARE PUBLISHING CORPORATION

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

              The Company, Fred Gibbons and Irfan Salim were named as defendants in two class action lawsuits initially filed in the United States District Court for the Northern District of California in April and May 1993. As subsequently amended and consolidated, the complaint alleges securities law violations in connection with disclosures by the Company. The class period alleged in the amended complaint was October 1, 1992 to April 2, 1993. The Company and the other defendants agreed to a settlement, which has been approved by court order. Pursuant to such settlement, the Company and the other defendants have been released from any further liabilities related to such law suit.

              The Company is also a defendant in certain other litigation. Management is of the opinion that the ultimate outcome of this litigation will not have a material adverse affect on the future operations or financial condition of the Company.

Item 6.  Exhibits & Reports on Form 8-K

              (a) Exhibits.  The  following  exhibit  is  filed  as  part  of or incorporated by reference into, this report:

                       27  Financial Data Schedule

              (b) No reports on Form 8-K were  filed  during the fiscal  quarter ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1995               SOFTWARE PUBLISHING CORPORATION
                                             (Registrant)


                                    /s/ MIRIAM K. FRAZER
                                    -------------------------------
                                    Miriam K. Frazer,
                                    Vice President Finance,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)
                                                                              13