Form 10-K
period 1995-09-30
SOFTWARE PUBLISHING CORP
filed 1995-12-29
CIK 755659

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K


 /X/ Annual  report  pursuant  to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the fiscal year ended September 30, 1995 or


/ /
     Transition  report  pursuant  to  Section  13 or  15(d)  of the  Securities
     Exchange Act of 1934 for the transition period from          to
                                                        ---------    -----------

                        Commission file number: 0-14025

                         SOFTWARE PUBLISHING CORPORATION
             (Exact name of registrant as specified in its charter)

                     Delaware                            94-2707010
                     --------                            ----------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

                 3165 Kifer Road, Santa Clara, California 95051
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:

                                 (408) 986-8000
                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

           Title of each class                  Name of each exchange
                                                 on which registered

                  None                                   None
           -------------------                  ---------------------

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                         Preferred Share Purchase Rights
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No
                                             -----     -----
     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this 10-K or any amendment to this Form 10-K.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on December 1, 1995 as reported on the Nasdaq National Market, was approximately $39,578,386. Shares of

Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of December 1, 1995, the registrant had outstanding 12,528,490 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the following documents are incorporated by reference to Parts II, III and IV of this Form 10-K Report: (1) Proxy Statement for registrant's Annual Meeting of Stockholders to be held January 23, 1996 (Part III), and (2) registrant's Annual Report to Stockholders for the fiscal year ended September 30, 1995 (Parts II and IV).

                                     PART I


ITEM 1.  BUSINESS.


General

     Software Publishing Corporation ("Software Publishing" or the "Company"), which was incorporated in California in 1980 and reincorporated in Delaware in 1991, is an international supplier of business productivity software, dedicated to delivering personal computing software with high functionality and ease of use. The Company develops and markets software solutions that enable business professionals to access, understand and communicate information visually. The Company currently offers products which operate on the DOS, Windows and Windows 95 operating systems for IBM personal computers and compatibles.

         The Company's principal product family is the Harvard(1) line of graphical information presentation products and ASAP. ASAP, the first product based upon the technology acquired as a result of the purchase of Digital Paper, Inc. in March 1995, was introduced late in the fourth quarter of fiscal 1995. In fiscal 1995, the Company introduced six new or enhanced products including ASAP. Products enhanced in fiscal 1995 as Windows 95 application products included Harvard Graphics version 4.0, Harvard ChartXL version 2.0 and Harvard Spotlight version 2.0. Other new products introduced in fiscal 1995 include Harvard Montage and OnFile. The Company also offers word processing and other business productivity software products.

         The majority of the Company's products are sold through corporate and reseller channels. The corporate sales group works closely with corporate and government customers as well as information center managers, while the reseller sales group is responsible for all sales to distributors, resellers and original equipment manufacturers ("OEMs"). Sales to corporate accounts are made principally through the reseller channel.

         Reseller computer stores include major national dealers such as Egghead Discount Software, Stream International, Inc., Softmart Inc. and Software
Spectrum, Inc. The Company's major distributors include Ingram Micro Inc., Merisel Computer Products, Inc. and the

--------
(1) Harvard, Harvard Graphics and the Software Publishing Corporation logo are registered trademarks and Harvard ChartXL, Harvard Montage, Harvard
    Spotlight, Intelligent Formatting, and ASAP are trademarks of Software Publishing. The Harvard product line is a group of products from Software Publishing Corporation and has no connection with Harvard University. All trademarks referenced herein are the property of the respective owners.

Computer 2000 group of companies. Sales to resellers and distributors comprised approximately 84%, 80% and 92% of net revenues in fiscal 1995, 1994 and 1993, respectively. Upgrades to the Company's products are sold through resellers and distributors, as well as directly by the Company to end users.

         In June 1994, the Company completed the sale of its Superbase product line to Computer Concepts Corporation ("CCC"), in exchange for 2,031,175 shares of the purchaser's restricted common stock, which has increased to 2,297,842 shares as of September 1995 due to penalties for late registration. On September 29, 1995, CCC filed a Form S-1 registration statement under the Securities Act of 1933, registering the 2,297,842 shares of Common Stock of CCC held by the Company. Because of uncertainties regarding the ultimate realization of a portion or all of the value of these shares, the Company has not recognized a gain on this transaction in its financial statements at this time. As of September 30, 1995, shares of Computer Concept Corporation were trading on the Nasdaq National Market at $2.00 per share. Net revenues from the sale of Superbase products represented 0%, 3% and 8% of the Company's total net revenues for fiscal 1995, 1994 and 1993, respectively.

Recent Developments

         Acquisition

         The Company acquired Digital Paper, Inc., a developer of visual communications software technology, during the second quarter of fiscal 1995 for approximately $5.0 million in cash and stock in installment payments and up to an additional $1.5 million in cash upon the achievement of certain contingent unit, revenue and technical milestones over the next three years. As a result of this acquisition, the Company recorded a one time charge of $4.8 million in the second quarter of fiscal 1995 for the portion of the transaction related to in-process research and development. The Company will expense the milestone payments at the time of payment. In the third quarter of fiscal 1995, the Company paid the first $2.0 million installment payment and in the fourth quarter of fiscal 1995 the Company paid the first milestone payment of $250,000.

         Restructuring

         In fiscal years 1995, 1994, and 1993, the Company implemented reorganizations and reduced its worldwide workforce to address the changing market dynamics of the application software industry. As a result of these reorganizations, the Company has centralized its research and development, finance and manufacturing activities, consolidated its sales and marketing functions and outsourced to third parties its telesales, support and customer service activities.

         In the third quarter of fiscal 1995, the Company reversed $6.0 million in prior period restructuring charges upon the negotiated termination of the lease on its headquarters facility in Santa Clara, California. In the fourth quarter of fiscal 1995, the Company incurred a restructuring charge of $5.9 million, which included $1.4 million for the reduction in worldwide work force and severance and $4.5 million for excess facilities, equipment and product abandonment, and other expenses. As a result of the restructuring in fiscal 1995 the Company has provided for the planned reduction of its work force by approximately 45% to 110 employees during the first quarter of fiscal 1996.

         Changes in Executive Officers

         During  fiscal 1995 there were several  changes in Executive  Officers:
Daniel Fraisl was elected Vice President of Research and Development in September 1995, replacing Eagle Berns who left the Company and in July 1995 Bradford D. Peppard joined the Company as Vice President of North American Marketing, replacing Chris Randles who left the Company.

Product Information

     The Company's Harvard line of graphics and presentation products are designed to provide business professionals with a variety of easy to use products for analyzing and presenting information. These users require desktop software solutions to manage and present information visually. In fiscal 1995, 1994 and 1993 sales of presentation related products accounted for 89%, 87% and 83% of total net revenues, respectively. These products include Harvard Graphics for Windows 95, Windows and DOS, Harvard ChartXL, and Harvard Spotlight.

     In fiscal 1995, the Company introduced six new products. ASAP was introduced in September of 1995. The implementation of this new technology is a continuation and extension of the Company's presentation centric product line. Sales of ASAP accounted for approximately 7.0% of total net revenues in fiscal 1995.

     The Company's primary products are discussed below.

     ASAP 1.0: A presentation application that supports even inexperienced users in the creation of a presentation in a few minutes. Built on technology called Intelligent Formatting, ASAP allows the user to convert text created in ASAP's outliner or in the user's word processing program into a professional, well-designed presentation. The user is able to click on the Preview Tab and select from 22 pre-designed Intelligent Layouts, 13 Intelligent Designs, and 17 Intelligent Color Schemes.

     Harvard Graphics 4.0 for Windows 95: An easy-to-use Windows presentation graphics package offering the Advisor System that includes an interactive Design Checker, Quick Presentations, Design Tips, and Quick Tips that help users create more effective presentations. This product also includes Harvard Montage Lite, a powerful image browser. Being Windows 95 compliant and having a similar look and feel to Microsoft Office 95, Harvard Graphics 4.0 enables users to benefit from a common user interface among all compliant applications. Harvard Graphics 4.0 also exceeds the Windows 95 requirements for OLE 2.0 technology.

     Harvard Graphics 3.0 for Windows: This product offers a range of new capabilities that focus on helping users create and deliver more effective presentations. For example, Version 3.0 expands on the Harvard Graphics Advisor feature introduced in the previous version, and now offers a complete Advisor System. The Advisor System is comprised of pre-designed Quick Presentations, or sample presentations with common business themes that users can customize; Quick Advice, provides users with "how to" advice on the selection and effective use of presentation styles, output devices and chart types; and an interactive Design Checker checks a user's presentation against a set of design rules, and offers specific design suggestions to improve a slide's appearance. In addition, Version 3.0 provides Quick Tips and Design Tips in all views and expands the use of Quick Looks throughout the product. Other enhancements to Harvard Graphics 3.0 include an Animation Player with 15 ready-made clips.

     Harvard Graphics version 3.0 also allows users to launch applications directly from the customizable icon bar, giving them quick and easy access to applications on their desktop. Users can now add most DOS or Windows application program icon to any of the customizable icon bars. For example, a user can add an icon for a spreadsheet application that in turn can automatically load a specific file. This version is also e-mail enabled, allowing users to quickly e-mail a presentation without exiting Harvard Graphics. The product supports both VIM and MAPI protocols.

     Harvard ChartXL 2.0 for Windows 95: A charting application that gives users of spreadsheet software and other major Windows based applications a solution for analyzing, viewing and presenting their data more effectively. The new version offers more than 300 unique two- and three-dimensional business, statistical, and technical chart types, coupled with powerful spreadsheet capabilities and "what if" analysis tools.

     Harvard Spotlight 2.0 for Windows 95: A product designed to help presenters control the flow and delivery of their electronic presentations. Using Harvard Spotlight, presenters can easily set up different views, including current audience slide, presentation notes, the next slide preview, a navigation bar, and a presentation status panel. During an electronic presentation, the user has access to all this information, while the audience sees only the current slide. Harvard Spotlight 2.0 now offers a dual-display VGA PCMCIA card solution for notebook computer users. The new PCMCIA card eliminates the need for two machines using a cable set-up.

     Harvard Montage for Windows: A product that provides users of Harvard Graphics, PowerPoint and Freelance Graphics with a first-time solution for cataloging and viewing presentations and slides. Harvard Montage also helps users quickly organize and find clip art, photos, images, sound, animation and video clips for use in any Windows application. Harvard Montage ships with a CD-ROM that includes more than 2,000 clip art images, a variety of photographic and textured backgrounds, and presentation templates in Harvard Graphics, Freelance Graphics and PowerPoint formats.

     Superbase Desktop and Other Database Product: This category included Superbase, Superbase SQL Library and InfoAlliance. The Company completed the sale of its Superbase product line to Computer Concepts Corporation in June 1994, as a part of the Company's restructuring efforts. The Superbase relational database products, which included Superbase 2.0 for Windows and Superbase SQL Library 1.1, were designed for corporate management information systems organizations and other business users, as well as the independent or corporate applications developer. In fiscal 1995 sales of these products were negligible. In fiscal 1994 and 1993, sales of these products accounted for 4% and 8% of total net revenues, respectively.

     Word Processing and Other: The Company's word processing and other products are designed for business professionals who use PCs and want to enhance the efficiency of their work. These products provide users with functionality and fast results for a minimal investment of learning time. The business professional may be part of a work group where other standard software and hardware products are used. These Software Publishing products provide streamlined data interchange capabilities to facilitate such configurations. Net revenues from the sales of word processing and other products were 3%, 7% and 7% in fiscal 1995, 1994 and 1993 respectively. This category includes Professional Write, Professional Write PLUS, OfficeWriter, and Professional File.

Marketing

     Software Publishing Corporation is an international supplier of business productivity software for personal computers. The Company currently develops and markets software solutions that enrich the user's ability to access, understand and communicate information to make more effective decisions, including the industry leading Harvard Graphics product line.

      The Company's Harvard Graphics, Harvard ChartXL, Harvard Spotlight and other products are directed toward the business professional who uses application software to increase his or her productivity, yet requires that the program demand a minimum amount of training time. The customer may also be an experienced computer user who requires software with a high degree of sophistication and functionality. These product lines are also targeted at the corporate management information systems organization manager who services the needs for accessing, manipulating, updating and presenting data from multiple sources. The Company's new product, ASAP, is built around a technology called Intelligent Formatting, and allows users to instantly convert text into a professional, well-designed presentation.

     The Company's advertising programs for its product lines are designed to increase corporate and product brand awareness. The Company's advertising targets new customers, its installed customer base, and with competitive upgrade promotions, its competitors' customers. The Company advertises primarily through business trade periodicals, direct mailing and participation in trade shows. The

Company also promotes its products to corporate customers with in-house training and direct mail as well as offering volume purchase discounts and site licenses. The Company implements promotions to support distributors' and resellers' sales efforts including advertising, rebates, training and price promotions; and it engages in joint promotional activities with personal computer, peripheral and other manufacturers.

     The Company translates many of its products, including the documentation, software and promotional materials, for international markets. Advertising and promotional programs are customized for local markets where necessary.


Sales and Distribution

     The Company's primary channel of worldwide distribution is through software distributors and resellers. The Company's North American sales organization is organized into three groups: the channel group, the original equipment manufacturers and the corporate sales group. The channel group assists distributors and resellers in selling, promoting and merchandising the Company's products. This group is responsible for sales to distributors and resellers, and also provides training to the resellers. The original equipment manufacturer sales group is responsible for sales to hardware and software original equipment manufacturers. The corporate sales group works closely with corporate and government evaluators of software and information center managers to meet the software demands of their personal computer users. Programs include in-house corporate training seminars, assistance with system implementation, product updates and the integration of the Company's products with existing customer systems. Corporate and government sales are fulfilled principally through resellers and distributors. The Company also offers site licenses and volume purchase discounts to its corporate customers.

     Sales to resellers are made directly by the Company, as well as by distributors, who purchase directly from the Company at volume discounts. In fiscal 1995, the Company's principal distributor worldwide was Ingram Micro Inc., which accounted for approximately 31% of total net revenues. Principal distributors for fiscal years 1994 and 1993 were Ingram Micro, Inc. and Merisel Computer Products, Inc., which accounted for approximately 22% and 21%, and 8% and 16% of total net revenues, respectively. The Company's principal reseller was Egghead Discount Software, Inc., which accounted for less than 10% of net revenues in fiscal years 1995, 1994, and 1993.

     International sales (sales outside of North America) are made primarily through the Company's foreign sales subsidiaries to distributors and resellers. In fiscal 1995, 1994 and 1993, international sales accounted for approximately 36%, 33% and 34%, respectively, of the Company's total net revenues. The Company maintains sales offices in the United Kingdom and Germany. As part of the restructuring in fiscal 1995, the Company will close its sales office in Singapore. Fiscal 1995 international net revenues decreased approximately 45% compared to fiscal 1994 international net revenues. Refer to Note 10 of Notes to Consolidated Financial Statements.

     International sales include localized versions of selected products, as well as the English language versions of the Company's products throughout Europe, Latin America and the Asia/Pacific region. Localized versions include German, French, Spanish and Italian. The Company invoiced approximately 27% of its worldwide sales in fiscal 1995 in foreign currencies, and expects this practice to continue. Accordingly, the Company is subject to exchange rate fluctuations. During fiscal 1995, the Company hedged certain contractual obligations denominated in foreign currency. Refer to Note 2 of Notes to Consolidated Financial Statements. The Company's exposure for foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in most of the currencies in which it invoices customers.

     The Company has a general return policy for its North American resellers and distributors whereby they may return any products previously purchased from the Company, provided that the aggregate purchase price for such returned products does not exceed ten percent of the reseller's or distributor's net purchases for the prior quarter. In addition to this return allowance, North American distributors and resellers may generally exchange any discontinued products within 90 days of notification of discontinuation for products of equal or greater value. For international distributors and resellers, the general return policy is the same as the general return policy for North American resellers and distributors except that returns must be completed within the first month of the same quarter in which the sale occurred. For international distributors and resellers, the policy for the exchange of obsolete products generally allows returns within 30 days after the announcement of a product's obsolescence, provided that the product was shipped within 30 days of the announcement. The Company's accrual for an estimate of these returns and exchanges is included in the line item entitled "Accounts receivable, net of allowance for doubtful accounts and returns and exchanges" on the Company's balance sheet.

     The Company typically ships products within several days after receipt of orders, which is customary in the personal computer applications software business. Accordingly, the Company does not believe that backlog is a meaningful indicator of future business.

Customer Support

     Software Publishing Corporation provides free technical support for a period of 30 days from the first call to technical support from customers. The Company reserves for the cost of this support at the time of sale. After this initial period, technical support is available for purchase under a variety of value-added support programs.

Competition

     The market for standard personal computer applications software is highly competitive and has been subject to rapid development and change. The Company has experienced a shift in its users from DOS to the Windows platform and expects increased competition. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products and which are bundled with other office software programs by the same or multiple competitors. These suite products are sold at an all-inclusive price. These factors, combined with reduction in prices of computer hardware, the decline in economic conditions and market uncertainties have resulted in significant downward pressures on average selling prices for the Company's products.

     The Company's primary competitor is the independent software supplier Microsoft Corporation. In addition, the Company could face additional competition from independent software companies not currently in the personal computer applications software market, but which may decide to enter this market in the future.

     The Company believes that the principal competitive factors in its market include pricing (which includes individual product pricing, standard and competitive upgrade pricing, licensing and volume discounting), product functionality and ease of use, inclusion in suites of office products, brand name recognition, availability and quality of training and support, quality of documentation, operating platform availability and integration. While the Company believes that its products compete favorably in most of these categories, the Company does not at this time offer a suite of products, nor are its products sold as part of a suite. The Company's ability to compete depends on its ability to enhance its existing products, to select new markets to enter and to develop new products that adapt to change in computer hardware and operating systems. The Company believes that competition will continue to intensify in the future and that new product introductions, further price reductions, strategic alliances and other actions by competitors could materially and adversely affect the Company's competitive position.

Product Development

     The personal computer software industry is characterized by rapid technological change which requires a continuing high level of expenditures for the enhancement of existing products and the development of new software products. The Company's current product development activities include enhancing and updating its present software packages and designing new products. Accordingly, the Company is committed to both the development of new products and the enhancement of existing products.

     During fiscal 1995 the Company introduced six new products of which three were Windows 95 based applications products that were released in the fourth quarter of fiscal 1995. Also in the fourth quarter of fiscal 1995, the Company released the first product based on the Intelligent Formatting technology acquired as a result of the purchase of Digital Paper, Inc. Intelligent Formatting technology is expected to provide the base for a range of products focussing on word processing, spreadsheets, electronic mail, conferencing, internet, scheduling and calendaring. Intelligent Formatting products automate the layout and design of printed and electronic documents, providing significant power and ease of use in a broad range of business and consumer applications.

     The Company intends to acquire technology through license, purchase and strategic partnerships. There can be no assurance that the Company's product development efforts or product introductions will result in commercially successful products.

     The Company's revenues are based on a combination of products developed internally, acquired products and products based on licensed technology. The Company intends to continue a flexible approach to the development, acquisition and release of new products and technologies, recognizing that the rapid changes in the software industry require ever shorter development cycles and ever higher levels of product quality and functionality. The Company plans to continue to develop and acquire software technology and products to enhance and expand its product offerings.

     The Company spent approximately $11.9 million, $17.3 million and $30.0 million during fiscal 1995, 1994 and 1993, respectively, for product development and enhancement activities. These expenditures represented approximately 38%, 28% and 29% of total net revenues in fiscal 1995, 1994 and 1993, respectively. This percentage increase was primarily because the level of expense was absorbed by lower than expected revenue levels. All product development costs were expensed as incurred.

Production

     The Company's product development staff establishes the final product testing criteria and produces the master diskettes and user manual for its proprietary software, as part of its product development activities. Duplication of the master diskettes and user manual, production of the packaging material and assembly of the disk and manual into the final package are performed by third parties to the Company's specifications. After packaging, the products are shipped by third parties.

     To date, the Company has not experienced any material difficulties or delays in production of its software products and related documentation. Media for the Company's software, primarily 3-1/2 inch micro-diskettes and 5-1/4 inch floppy disks are purchased by subcontractors of the Company and are available from multiple sources of supply.

Product Protection and Licensing

     The Company regards its software as proprietary and utilizes a combination of patents, copyrights, trademarks and trade secret laws to establish and protect its proprietary interest and maintain the confidentiality of its software products. The Company owns and has applied for registration of various trademarks and copyrights.

     The Company copyrights its software and related user documentation, but the copyright laws afford only limited practical protection against duplication of the media embodying the programs and the related user manuals. Monitoring and identifying unauthorized use of such broadly disseminated products as personal computer software is difficult. The Company expects software piracy to be a problem for the packaged software industry. The Company relies principally upon software engineering and marketing skills to protect its market position, rather than on copyright or trade secret protection.

     The Company retains exclusive ownership rights to all software both developed and commercially distributed by the Company except for those components of the software that the Company licenses from third parties. All such software offered by the Company is licensed and provided in object code pursuant to either shrink-wrap license agreements or executed license agreements which contain restrictions on disclosure and transferability.

     In addition, the Company has from time to time licensed third parties to use, modify, reproduce, sublicense, distribute and market certain of the Company's software products or portions of its software products. Such licensed software is provided in object code and, in certain limited circumstances, source code, pursuant to agreements which contain restrictions on disclosure and transferability.

Employees

     As of September 30, 1995, the Company had 210 full-time regular and non-regular employees, of whom 62 were in product enhancement and development, 70 were in marketing, sales and customer support, 14 were in production and 64 were in general and administrative functions. Of the total, 157 employees were located in North America and 53 internationally. In September 1995 the Company announced a reduction in work force which will result in approximately a 45% reduction in work force to approximately 110 employees during the first quarter of fiscal 1996. Refer to Note 7 of the Notes to Consolidated Financial Statements.

     None of the Company's employees are subject to a collective bargaining agreement, and the Company has never experienced a work stoppage. Software
Publishing believes that its employee relations are good. The Company believes that its future success will depend, in part, on its ability to continue to attract and retain highly skilled technical, sales, marketing and management personnel.


Executive Officers of the Registrant

     The executive officers of the Company, who are elected by and serve at the discretion of the Board of Directors, and their ages as of November 30, 1995, are as follows:

                                                                         Officer
     Name               Age              Position                         Since
     ----               ---              --------                         -----
Fred M. Gibbons .....   46      Chairman of the Board                      1980

Irfan Salim ..........  43      President and Chief Executive Officer      1989


Miriam K. Frazer .....  39      Vice President, Finance                    1993
                                and Chief Financial Officer

Daniel Fraisl ........  34      Vice President, Research &                 1995
                                Development

Robert T. Iguchi .....  44      Vice President, North                      1994
                                American Sales & Service

Bradford Peppard .....  40      Vice President, North American Marketing   1995


David MacDonald ......  37      Vice President, International              1992

     There are no family relationships among directors or executive officers of the Company.

     Mr. Gibbons has served as Chairman of the Board of Directors of the Company since October 1992. He also served as Chairman of the Board of Directors from August 1987 to December 1987. He served as Chief Executive Officer of the Company from December 1987 to April 1994, as President from December 1987 to October 1992 and as President and Chief Executive Officer of the Company from
May 1980 to August 1987. In addition, Mr. Gibbons served as acting Chief Financial Officer of the Company from March 1987 through October 1987 and from November 1989 through March 1990.

     Mr. Salim has served as President and Chief Executive Officer of the Company since April 1994. He served as President and Chief Operating Officer from October 1992 to April 1994, and as Vice President and General Manager of the International Division from April 1989 to October 1992. From October 1988 to March 1989, Mr. Salim was a consultant with Beyond, Inc., an international marketing software consulting firm, which he co-founded. Prior to that, Mr. Salim was employed by Lotus Development Company, a computer software manufacturer, as Vice President and General Manager PC Spreadsheet Division from October 1987 to October 1988, and as Vice President and General Manager, International Division from March 1984 to September 1987.

     Ms. Frazer joined the Company as Vice President, Finance and Chief Financial Officer in August 1993. Prior to that, Ms. Frazer was employed by Telematics International, Inc., a networking and communications hardware and software design and manufacturing company, as Chief Financial Officer from April 1990 and Corporate Secretary from May 1990 to July 1993, and as Vice President Corporate Communications and Treasurer from June 1989 until March 1990. Prior to her positions at Telematics, Ms. Frazer served as Director of Corporate
Communications at AT&T Paradyne, a worldwide data communications equipment manufacturer, from June 1987 to May 1989.

     Mr. Fraisl has served as Vice President, Research and Development since September 1995, and Director of Research and Development since April 1995. Prior to joining the Company, Mr. Fraisl was founder and President of Digital Paper Inc., a mobile computing software company, from 1993 to 1995. From 1988 to 1933, Mr Fraisl served as Manager and System architect for GO Corporation, a PDA start-up.

     Mr. Iguchi has served as Vice President, North American Sales and Service since April 1994. He joined the Company in January 1991 as the Director of Customer Service and Technical Support. From 1985 to 1990, Mr. Iguchi served as Director of Customer Support Organization-Headquarters Operations for Ungermann-Bass, a local area network company.

     Mr. Peppard has served as Vice President of North American Marketing since July 1995. From June 1990 to July 1995 he was employed by Quarterdeck Office Systems, a PC utility, internet and x-windows software company as Director of Marketing. From 1987 to 1990, he served as Founder and president of Softmail Corporation, a high-tech direct marketing agency.

     Mr. MacDonald has served as Vice President, International since October 1992. He served as Director of European Business Development from May 1989 to September 1992. Prior to joining the Company, Mr. MacDonald was employed by Beyond, Inc., an international marketing software consulting firm, as Vice President, European Operations from July 1988 to April 1989. Prior to that, Mr. MacDonald was employed by Lotus Development Company as Director, International Business Development from March 1988 to August 1988, and as General Manager, International Business Development Group from March 1986 to March 1988.

ITEM 2.  PROPERTIES.

     During fiscal 1995 the Company entered into a new lease agreement for approximately 36,000 square feet of office space in downtown San Jose, California, for an annual rent of approximately $525,000, effective January 1996 for its headquarters location, under a lease expiring in December 2000. This lease includes two options to extend the lease, each for an additional two-year term and an option to terminate a portion or the entire lease any time after December 1998. In the third quarter of fiscal 1995, the Company terminated the lease of office space in several buildings in Santa Clara, California facilities except for approximately 95,000 square feet of office space. Of the 95,000 square feet of office space in the Santa Clara facility, the Company currently occupies approximately half for which the lease will expire on December 31, 1995 and the Company has subleased the other half of the space for which the lease expires on or before August 1996. The Company's North American corporate executive, administrative, sales, marketing, and product development and support activities are located at these facilities.

     The Company leases space in the United Kingdom for its International Division headquarters. The International Division's marketing and customer support activities are located at facilities in Bracknell, United Kingdom. The Company also leases space in Germany for its foreign sales offices. As part of the restructuring in September 1995, the Company terminated its Singapore office lease and has also closed all its sales offices in North America and Canada.

     In the third quarter of fiscal 1995, the Company reversed $6.0 million in prior period restructuring charges upon the negotiated termination of the lease on its headquarters facility in Santa Clara, California. In the fourth quarter of fiscal 1995, the Company incurred a restructuring charge of $1.5 million representing obligations for excess facilities and equipment related costs at the Company's headquarters facility in California, international offices in the United Kingdom and certain other sales office locations in the United States. The Company also recorded charges of $3.4 million and $15.4 million in fiscal years 1994 and 1993, respectively for excess leased facilities. The increase in excess lease space during fiscal years 1995, 1994 and 1993 resulted from reductions in the Company's work force during each year. The Company moved to its Santa Clara facilities in July 1991, vacating its prior headquarters in Mountain View, California. Approximately 43,200 square feet of the Mountain View facilities are still leased to the Company under leases expiring at various dates through December 1995. Refer to Notes 7 and 11 of the Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company, Fred Gibbons and Irfan Salim were named as defendants in two class action lawsuits initially filed in the United States District Court for the Northern District of California in April and May 1993, which alleged securities law violations in connection with disclosures by the Company. In December 1994, the court approved the parties' settlement of the case and issued an order of dismissal of the case. A settlement fund of $1.5 million was established in accordance with the terms of settlement prior to July 15, 1994. The Company's insurance carrier contributed approximately 70% of the settlement fund

     The Company is a defendant in certain other litigation. Management is of the opinion that the ultimate outcome of this litigation will not have a material effect on the future operations or financial condition of the Company.

     In 1991 the Company received certain restricted stock upon the sale of a product line. Subsequent to the sale, the Company and the buyer of the product line entered into litigation. In fiscal 1994 the litigation was resolved and the Company received an arbitration award of $2.6 million and the restricted stock was sold resulting in income of $3.4 million.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II


ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS.

     The information required by this Item is incorporated by reference to the section entitled "Market Price of Common Stock" on page 24 of the Company's 1995 Annual Report to Stockholders.


ITEM 6.  SELECTED FINANCIAL DATA.

     The information required by this Item is incorporated by reference to the section entitled "Selected Financial Data" on page 23 of the Company's 1995 Annual Report to Stockholders.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS.

     The information required by this Item is incorporated by reference to the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 2 through 6 of the Company's 1995 Annual Report to Stockholders.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item is incorporated by reference to the consolidated financial statements and notes thereto on pages 7 through 21 and to the section entitled "Selected Quarterly Data (Unaudited)" on page 24 of the Company's 1995 Annual Report to Stockholders.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As of December 10, 1994, the Company appointed KPMG Peat Marwick LLP to replace Price Waterhouse LLP as its independent accountants. Price Waterhouse LLP has served as the Company's independent accountants for the fiscal years 1991 through 1994. The reports of Price Waterhouse LLP on the financial statements for the fiscal years ended September 30, 1994 and 1993 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and during the subsequent interim period through December 9, 1994, there were no disagreements with

Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, nor did Price Waterhouse LLP advise the Company of any concern or circumstances relating to any such matter. In addition, the Company has not had any dispute with Price Waterhouse LLP relating to its fees for services. The change in accountants was approved by the Audit Committee of the Board of Directors and by the Board of Directors.

     The Company engaged KPMG Peat Marwick LLP as its new independent accountants as of December 10, 1994. During the two most recent fiscal years and through December 9, 1994, the Company has not consulted with KPMG Peat Marwick LLP on any accounting or financial reporting matters.

                         -------------------------------

     With the exception of the information incorporated by reference from the 1995 Annual Report to Stockholders in Parts II and IV of this Form 10-K, the Company's 1995 Annual Report to Stockholders is not to be deemed filed as part of this Report.

                                    PART III


     Certain information required by Part III is omitted from this Report in that the registrant has filed its definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report, and certain information included therein is incorporated herein by reference.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement for the January 1996 Annual Meeting of Stockholders entitled "Proposal One: Election of Directors," and "Other Information Compliance with Section 16(a) of the Exchange Act."

     The information concerning executive officers required by this Item is incorporated by reference to the section in Part I hereof entitled "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement for the January 1996 Annual Meeting of Stockholders entitled "Proposal One: Election of Directors - Compensation of Directors," and "Other Information - Compensation of Executive Officers."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated by reference to the sections of the Company's Proxy Statement for the January 1996 Annual Meeting of Stockholders entitled "Record Date and Principal Stockholders," and "Other Information Share Ownership by Principal Stockholders and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this item is incorporated by reference to page 11 of the Proxy Statement under heading "Certain Transactions".

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K.

     (a)      The following documents are filed as a part of this Report:

              1. Financial Statements. The following Consolidated Financial Statements and Notes thereto of Software Publishing Corporation and Report of Independent Auditors are incorporated by reference to pages 7 through 22 of the Registrant's 1995 Annual Report to Stockholders:

              Consolidated balance sheets - September 30, 1995
                and 1994

              Consolidated statements of operations - Years ended
                September 30, 1995, 1994 and 1993

              Consolidated  statements of cash flows - Years ended September 30,
                1995, 1994 and 1993

              Consolidated  statements  of  stockholders'  equity - Years  ended
                September 30, 1995, 1994 and 1993

              Notes to consolidated financial statements

              Report of independent auditors

              2. Financial Statement Schedule. The following financial statement schedule of Software Publishing Corporation and Reports of Independent Auditors on Financial Statement schedule for the years ended September 30, 1995, 1994 and 1993 are filed as part of this Report and should be read in conjunction with the Consolidated financial statements and notes thereto of Software Publishing Corporation.

                                                                          Page
                                                                          ----
                 Consent of Independent Auditors                           S-1

                 Report on Financial Statement Schedule                    S-2

                 Report on Financial Statement Schedule and
                 Consent of Independent Auditors                           S-3

Schedule

  II             Valuation and Qualifying Accounts and Reserves            S-4


              Schedules not listed above have been omitted because they are not applicable, not required or the information required to be set forth therein is included in the consolidated financial statements or notes thereto.

              3. Exhibits. The following Exhibits are filed as part of, or incorporated by reference into, this report:


                    3.1(F)    Certificate of Incorporation, as amended.

                    3.2(J)    Bylaws of Registrant, as amended.

                    4.1(F) Fourth Article of the Certificate of Incorporation of Registrant (see Exhibit 3.1).

                    4.2(G) Preferred Shares Rights Agreement dated as of May 8, 1991 between the Registrant and The Bank of America National Trust and Savings Association, as Rights Agent.

                    4.3(H) Certificate of Designation of Preferences and Rights of Series B Convertible Preferred Stock filed July 19, 1991.

                    *10.1(A)  Description of Registrant's Profit Sharing Plan.

                    *10.2(O) Description of Registrant's Executive Bonus Plan for fiscal 1995.

                    10.3(K) Form of Registrant's Indemnity Agreement with Officers and Directors.

                    *10.4(L)  Employee Stock Purchase Plan, as amended.

                    *10.5(C) 1985 Incentive Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement.

                    10.6(B) Landmark Office Lease dated May 20, 1986 between Registrant and Landmark Investments, Limited.

                    *10.7(B)  1986 Employee Stock Bonus Plan.

                    *10.8(L) 1987 Incentive Stock Option Plan and forms of Incentive Stock Option Agreements and Nonstatutory Stock Option Agreements, as amended.

                    10.9(D)   Landmark  Building  Lease  dated  March  15,  1988
                              between Registrant and Landmark Investments, Limited and First Amendment thereto dated August 10, 1988.

                    *10.10(L) 1989  Stock  Plan  and  forms of  Incentive  Stock
                              Option Agreement and Nonstatutory Stock Option Agreement, as amended.

                    +10.11(E) Lease dated  November 27, 1990 between  Registrant and Metropolitan Life Insurance Company for facilities located at 3165 Kiter Road, Santa Clara, California.

                    10.12(M) Deed of variation (first amendment) of the lease between Registrant and Allied Dunbar Assurance plc for facilities located at the Pyramid House, Easthampstead Road, Bracknell, Berkshire, United Kingdom.

                    *10.13(L) 1991  Stock  Option  Plan and forms of  agreements thereunder, as amended.

                    10.14(I) Asset Purchase Agreement dated as of January 16, 1991 by and between Registrant and Spinnaker Software Corporation.

                    10.15(H) Agreement dated as of July 19, 1991 by and between the Registrant and the stockholders of Precision Software Limited ("PSL") for the sale and purchase of all of the issued shares in PSL.

                    10.16(K) Leases dated March 1, 1993 between Registrant and Lansdown Estates Group Limited for facilities located at Business Development Centre units 69 and 70, Milton Park, Abingdon, Oxfordshire, United Kingdom.

                    10.17(N) Asset Acquisition Agreement dated June 14, 1994 between Software Publishing Corporation and Computer Concepts Corporation for the sale of the Superbase assets.

                    10.18(O)  Asset  Purchase  Agreement  dated  April 29,  1994
                              between   Software   Publishing   Corporation  and
                              Softmart, Incorporated.

                    10.19(P) Stock Purchase agreement among Software Publishing Corporation, Digital Paper,Inc., Daniel J. Fraisl, Carl Meyer and Anthony N. Hoeber dated March 31, 1995.

                    10.20(Q) Termination of Lease Agreement between Metropolitian Life Insurance Company and Registrant for facilities located at 3165 Kiter Road, Santa Clara, California.

                    10.21(Q) Localization and Distribution Agreement for Harvard Graphics Windows products, between Choten, Inc., a Minnesota corporation and Registrant dated February 16, 1995.

                    10.22(Q) Lease Agreement between Community Towers LLC, and the Registrant, dated September 7, 1995 for facilities located at 111 North Market Street, San Jose, California.

                    10.23(Q) Assignment Agreement between the Registrant, Choten, Inc., a Minnesota corporation and Kubota Corporation, a Japanese corporation, wherein Choten assigns its performance under the Localization Agreement to Kubota, effective February 21, 1995.

                    11.1(Q) Computation of net income (loss) per common share and common equivalent share.

                    13.1(Q) Annual Report to Stockholders for the year ended September 30, 1995 (to be deemed filed only to the extent required by the instructions to exhibits for Reports on Form 10-K).

                    21.1(Q)   List of Subsidiaries.

                    23.1(Q) Consent of Independent Auditors (see pages S-1 and S-3).

                    24.1(Q)   Power of Attorney (included on page 28).

                    27.0(Q)   Financial Data Schedule

-------------------
(A) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 2-93836) filed October 18, 1984, and Amendment No. 1 thereto filed November 15, 1984, which Registration Statement became effective November 15, 1984.

(B) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1986.

(C) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1987.

(D) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1988.

(E) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No.0-14025), for the fiscal year ended September 30, 1990.

(F) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 1, 1991.

(G) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed May 10, 1991, and Amendment No. 1 thereto filed May 20, 1991, which Registration Statement became effective on or about May 31, 1991.

(H) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 19, 1991, as amended on October 1, 1991.

(I) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1991.

(J) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1992.

(K) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1993.

(L) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994.

(M) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(N) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(O) Incorporated by reference to the exhibit filed with the Registrants's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30,1994.

(P) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1995.

(Q)  Filed with this document.

+ Pursuant to Rule 24b-2 under the Securities Exchange Act, confidential treatment has been granted to portions of this exhibit, which portions have been deleted and filed separately with the Securities and Exchange Commission.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K, pursuant to item 14(c) of Form 10-K.

------------------
     (b) Reports on Form 8-K. A report on Form 8-K was filed on December 9, 1994 regarding a change in the Company's independent accountants. No other reports on Form 8-K were filed during the fiscal quarter ended September 30, 1995.

     (c)  Exhibits. See Item 14(a)3 above.

     (d)  Financial Statement Schedule. See Item 14(a)2 above.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                SOFTWARE PUBLISHING CORPORATION


                                                By: /s/ IRFAN SALIM
                                                   -----------------------------
                                                        Irfan Salim,
                                                        President and
                                                        Chief Executive Officer

Dated:  December 21, 1995

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Irfan Salim his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Signature                         Title                           Date
---------------------       --------------------------         -----------------

/s/FRED M. GIBBONS          Chairman of the Board              December 21, 1995
---------------------
(Fred M. Gibbons)

/s/IRFAN SALIM              President, Chief                   December 21, 1995
---------------------       Executive Officer and
(Irfan Salim)               Director

/s/MIRIAM K. FRAZER         Vice President, Finance            December 21, 1995
---------------------       and Chief Financial
(Miriam K. Frazer)          Officer

/s/MARK A. BERTELSEN        Director                           December 21, 1995
---------------------
(Mark A. Bertelsen)

/s/MICHAEL M. GILBERT       Director                           December 21, 1995
---------------------
(Michael M. Gilbert)

/s/DEBORAH A. COLEMAN       Director                           December 21, 1995
---------------------
(Deborah A. Coleman)

/s/BERNEE D. L. STROM       Director                           December 21, 1995
---------------------
(Bernee D. L. Strom)

                        CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Software Publishing Corporation:


We consent to incorporation by reference in the registration statements (Nos. 33-4138, 33-19905, 33-34380 and 33-45252) on Form S-3 of Software Publishing
Corporation of our report dated October 25, 1994, relating to the consolidated balance sheet of Software Publishing Corporation and subsidiaries as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flow for each of the two years in the period ended September 30, 1994, and the related schedule, which report is incorporated by reference in the 1995 Annual Report on Form 10-K of Software Publishing Corporation.




/s/ Price Waterhouse LLP


PRICE WATERHOUSE LLP

San Jose, California

December 18, 1995

                     REPORT ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors
Software Publishing Corporation:


         The audit referred to in our report dated October 25, 1994 included the related financial statement schedule as of September 30, 1994 and 1993, and for each of the two years in the period ended September 30, 1994, included in the 1995 Annual Report on Form 10-K of Software Publishing Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
San Jose, California
October 25, 1994

                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS



The Board of Directors
Software Publishing Corporation:



         The audit referred to in our report dated October 24, 1995, included the related financial statement schedule as of September 30, 1995, and for the year ended September 30, 1995, included in the 1995 annual report on Form 10-K of Software Publishing Corporation. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         We consent to incorporation by reference in the registration statements (Nos. 33-4138, 33-19905, 33-34380 and 33-45252) on Form S-3 of Software
Publishing Corporation of our report dated October 24, 1995, relating to the consolidated balance sheet of Software Publishing Corporation and subsidiaries as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flow for the year ended September 30, 1995, and the related schedule, which reports appear or are incorporated by reference in the September 30, 1995, annual report on Form 10-K of Software Publishing Corporation.





/s/ KPMG PEAT MARWICK

KPMG PEAT MARWICK

San Jose, California

December 20, 1995

                                   Schedule II


                         SOFTWARE PUBLISHING CORPORATION


                                   ----------

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(In thousands)


Col. A                           Col. B           Col. C            Col. D          Col. F
------                           ------           ------            ------          ------
                                             Additions
                                             ---------
                                Balance at   Charged   Reserves of                Balance at
                                Beginning    Against    Acquired                    End of
                                of Period    Income     Company    Deductions       Period
                                ----------  -------    ---------   ----------     ----------

Year ended September 30, 1993:
  Allowance for doubtful
   accounts ..................   $   704     $   532     $  --      $   297(A)     $   939
                                 -------     -------     -----      -------        -------
  Reserve for returns &
     exchanges ...............   $ 3,763     $20,255                $10,454        $13,564
                                 -------     -------                -------        -------
Inventory valuation ..........   $ 1,613     $   980     $  --      $ 1,188(B)     $ 1,405
                                 -------     -------     -----      -------        -------

Year ended September 30, 1994:
  Allowance for doubtful
   accounts ..................   $   939     $   219     $  --      $   149(A)     $ 1,009
                                 -------     -------     -----      -------        -------
  Reserve for returns &
     exchanges ...............   $13,564     $ 2,385                $11,386        $ 4,563
                                 -------     -------                -------        -------
  Inventory valuation ........   $ 1,405     $ 1,029     $  --      $ 1,499(B)     $   935
                                 -------     -------     -----      -------        -------

Year ended September 30, 1995:
  Allowance for doubtful
   accounts ..................   $ 1,009     $   211     $  --      $   678(A)     $   542
                                 -------     -------     -----      -------        -------


  Reserve for returns &
      exchanges ..............   $ 4,563     $ 8,180                $ 9,356        $ 3,387
                                 -------     -------                -------        -------
  Inventory valuation ........   $   935     $   642     $  --      $   588(B)     $   989
                                 -------     -------     -----      -------        -------

---------------------

(A) Actual write-offs of uncollectible accounts receivable, net of recoveries of amounts previously written off.

(B)  Actual write-offs of obsolete inventory and scrap.


                         SOFTWARE PUBLISHING CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                                INDEX TO EXHIBITS
                                -----------------

Exhibit                                                            Sequentially
  No.                    Description                               Numbered Page
-------                  -----------                               -------------


 3.1(F)      Certificate of Incorporation, as amended .............      --

 3.2(J)      Bylaws of Registrant, as amended .....................      --

 4.1(F)      Fourth Article of the Certificate of
             Incorporation of Registrant (see Exhibit 3.1) ........      --

 4.2(G)      Preferred Shares Rights Agreement dated as
             of May 8, 1991 between the Registrant and
             The Bank of America National Trust and
             Savings Association, as Rights Agent  ................      --

 4.3(H)      Certificate of Designation of Preferences
             and Rights of Series B Convertible Preferred
             Stock filed July 19, 1991  ...........................      --

10.1(A)      Description of Registrant's Profit Sharing
             Plan .................................................      --

10.2(O)      Description of Registrant's Executive Bonus
             Plan for fiscal 1995  ................................      --

10.3(K)      Form of Registrant's Indemnity Agreement
             with Officers and Directors...........................      --

10.4(L)      Employee Stock Purchase Plan, as amended .............      --

10.5(C)      1985 Incentive Stock Option Plan, as amended,
             and forms of Incentive Stock Option Agreement
             and Nonstatutory Stock Option Agreement...............      --

10.6(B)      Landmark Office Lease dated May 20, 1986
             between Registrant and Landmark Investments,
             Limited  .............................................      --

10.7(B)      1986 Employee Stock Bonus Plan .......................      --

10.8(L)      1987 Incentive Stock Option Plan and forms
             of Incentive Stock Option Agreements and
             Nonstatutory Stock Option Agreements, as
             amended ...................................................   --


10.9(D)      Landmark Building Lease dated March 15, 1988
             between Registrant and Landmark Investments,
             Limited and First Amendment thereto dated
             August 10, 1988 ...........................................   --

10.10(L)     1989 Stock Plan and forms of Incentive Stock
             Option Agreement and Nonstatutory Stock Option
             Agreement, as amended......................................   --

10.11(E)     Lease dated November 27, 1990 between Registrant
             and Metropolitan Life Insurance Company for
             facilities located at 3165 Kiter Road, Santa
             Clara, California .........................................   --

10.12(M)     Deed of valuation (first amendment) of the lease
             between Registrant and Allied Dunbar Assurance plc
             for facilities located at the Pyramid House,
             Easthampstead Road, Bracknell, Berkshire, United Kingdom ..   --

10.13(L)     1991 Stock Option Plan and forms of agreements
             thereunder as amended. ....................................   --

10.14(I)     Asset Purchase Agreement dated as of
             January 16, 1991 by and between Registrant
             and Spinnaker Software Corporation ........................   --

10.15(H)     Agreement dated as of July 19, 1991 by and
             between the Registrant and the stockholders
             of Precision Software Limited ("PSL") for the
             sale and purchase of all of the issued shares
             in PSL  ...................................................   --

10.16(K)     Leases dated March 1, 1993 between Registrant
             and Landsdown Estates Group Limited for
             facilities located at Business Development
             Centre units 69 and 70, Milton Park, Abingdon,
             Oxfordshire, United Kingdom ...............................   --

10.17(N)     Asset Acquisition Agreement dated June 14, 1994 between
             Software Publishing Corporation and Computer Concepts Corporation for the sale of the Superbase
             assets.  ..................................................   --

10.18(O)     Asset Purchase Agreement dated as of April 29,
             1994 between Software Publishing Corporation
             and Softmart Incorporated .................................   --

10.19(P)     Stock Purchase Agreement among Software Publishing
             Corporation, Digital Paper, Inc., Daniel J. Fraisl,
             Carl Meyer and Anthony N. Hoeber dated March 31, 1995......   --

10.20(Q)     Termination of Lease Agreement between Metropolitian Life
             and Insurance Company and the Registrant for facilities
             located at 3165 Kiter Road, Santa Clara, California........   --

10.21(Q) Localization and Distribution Agreement for Harvard Graphics Windows products, between Choten, Inc., a Minnesota
             corporation and Registrant dated February 16, 1995.........   --

10.22(Q) Lease Agreement between Community Towers LLC, and the Registrant, dated September 7, 1995 for facilities located
             at 111 North Market Street, San Jose, California...........   --

10.23(Q)     Assignment Agreement between the Registrant, Choten, Inc., a Minnesota corporation and Kubota Corporation, a Japanese corporation, wherein Choten assigns its performance under the Localization Agreement to Kubota, effective February 21,
             1995.......................................................   --

11.1(Q)      Computation of net income (loss) per common
             share and common equivalent share..........................   --

13.1(Q)      Annual Report to Stockholders for the year
             ended September 30, 1995 (to be deemed filed
             only to the extent required by the instructions
             to exhibits for Reports on Form 10-K)......................   --

21.1(Q)      List of Subsidiaries.......................................   --

23.1(Q)      Consent of Independent Auditors (see
             pages S-1 and S-3).........................................   --

24.1(Q)      Power of Attorney (included on page 28)....................   --

27.0(Q)      Financial Data Schedule....................................   --

---------------------------

(A) Incorporated by reference to exhibit filed with the Registrant's Registration Statement on Form S-1 (No. 2-93836) filed October 18, 1984, and Amendment No. 1 thereto filed November 15, 1984, which Registration Statement became effective November 15, 1984.

(B) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1986.

(C) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1987.

(D) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1988.

(E) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No.0-14025), for the fiscal year ended September 30, 1990.

(F) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated April 1, 1991.

(G) Incorporated by reference to the exhibit filed with the Registrant's Registration Statement on Form 8-A filed May 10, 1991, and Amendment No. 1 thereto filed May 20, 1991, which Registration Statement became effective on or about May 31, 1991.

(H) Incorporated by reference to the exhibit filed with the Registrant's Current Report on Form 8-K dated July 19, 1991, as amended on October 1, 1991.

(I) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1991.

(J) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1992.

(K) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1993.

(L) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1993.

(M) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

(N) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.

(O) Incorporated by reference to the exhibit filed with the Registrant's Annual Report on Form 10-K (No. 0-14025), for the fiscal year ended September 30, 1994

(P) Incorporated by reference to the exhibit filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 30, 1995.

(Q)  Filed with this document.