Form 10-Q
period 1995-12-31
SOFTWARE PUBLISHING CORP
filed 1996-02-14
CIK 755659

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

(Mark One)

 X  Quarterly report pursuant to section 13 or 15(d) of the Securities
----
    Exchange Act of 1934

    For the quarterly period ended DECEMBER 31, 1995.


    Transition report pursuant to Section 13 or 15(d) of the Securities
----
    Exchange Act of 1934

    For the transition period from _________ to _________

Commission file number:  0-14025


                           SOFTWARE PUBLISHING CORPORATION
                 (Exact name of registrant as specified in its charter)



          DELAWARE                                        94-2707010
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


                                 111 N. Market
                            San Jose, California  95113
            (Address of principal executive offices, including zip code)

                               (408) 537-3000
                (Registrant's telephone number, including area code)

                       ____________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes   X     No
     ---      ---


As of January 31, 1996 there were 12,563,596 shares of the Registrant's Common Stock outstanding.

                          SOFTWARE PUBLISHING CORPORATION


                                     INDEX



     PART I.   FINANCIAL INFORMATION



Item 1.     Financial Statements                                   Page No.
                                                                   -------
            Consolidated Balance Sheets -
                 December 31, 1995 and September 30, 1995              3

            Consolidated Statements of Operations -
                 Three months ended December 31, 1995 and 1994         4

            Consolidated Statements of Cash Flows -
                 Three months ended December 31, 1995 and 1994         5

            Notes to Consolidated Financial Statements                 6


Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8




     PART II.    OTHER INFORMATION
                                                                  Page No.
                                                                  -------
Item 4.     Submission of Matters to a Vote of Stockholders           12

Item 6.     Exhibits and Reports on Form 8-K                          12


            Signatures                                                13

                          PART I.  FINANCIAL INFORMATION

                          SOFTWARE PUBLISHING CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except share data; unaudited)

ASSETS                                       Dec. 31, 1995  Sept. 30, 1995
                                             -------------     -----------

Current assets:
     Cash & short term investments, including
       restricted cash of $4,550 at December 31
       and September 30, 1995                        $  23,077   $  28,431
     Accounts receivable, net of allowance for
       doubtful accounts and returns and
       exchanges of $3,074 and $3,929                    6,130      5,887
     Inventories                                         1,066      1,174
     Prepaid expenses and other current assets           1,271      1,172
                                                     ---------    -------
Total current assets                                    31,544     36,664

Property and equipment, net                                987      1,879
Other assets                                             1,279      1,349
                                                     ---------   --------
Total assets                                         $  33,810  $  39,892
                                                     =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                          $   5,334   $  6,439
     Income taxes payable                                3,094      3,074
     Other accrued liabilities                          12,133     15,227
                                                     ---------    -------
Total current liabilities                               20,561     24,740

Acquisition related liabilities                          1,481      1,449
                                                     ---------    -------
Total liabilities                                       22,042     26,189
                                                     ---------    -------

Stockholders' equity:
     Common stock
      Authorized: 30,000,000 shares, $0.001 par value
      Issued and outstanding:  12,545,687 and
      12,528,425 shares, respectively                       13         13
     Capital in excess of par value                     20,025     19,954
     Accumulated deficit                                (8,267)    (6,029)
     Net unrealized loss on securities                      (3)      (235)
                                                     ---------    --------
Total stockholders' equity                              11,768     13,703
                                                     ---------    -------

Total liabilities and stockholders' equity           $  33,810  $  39,892
                                                     =========   ========

 The accompanying notes are an integral part of these financial statements.

                          SOFTWARE PUBLISHING CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except per share data; unaudited)


                                                 Three months ended

                                              Dec. 31, 1995  Dec. 31, 1994
                                              -------------     ----------
Net revenues                                      $   5,011      $  12,387

Cost of revenues                                      1,125          2,267
                                                    -------       --------
     Gross profit                                     3,886         10,120
                                                    -------       --------

Operating expenses:
     Marketing and sales                              3,443          6,214
     Research and development                         1,498          2,811
     General and administrative                       1,435          1,035
                                                    -------          ------
Total operating expenses                              6,376         10,060
                                                    -------        -------

Income (loss) from operations                        (2,490)            60
Other income and expenses                               280            309
                                                   --------        -------

Income (loss) before income taxes                    (2,210)           369

Income tax provision (benefit)                           28             --
                                                   -------         -------

Net income (loss) available to common stockholders $ (2,238)       $   369
                                                   ========       ========

Net income (loss) per common share                 $  (0.18)       $  0.03
                                                   ========        =======

Shares used in computing net income (loss) per share 12,529         12,441
                                                   ========        =======

















 The accompanying notes are an integral part of these financial statements.

                           SOFTWARE PUBLISHING CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)


                                                     Three months ended

                                               Dec. 31, 1995  Dec. 31, 1994
                                               --------------  ------------
Cash flow from operating activities:
Net income (loss)                                     ($  2,238)   $   369

Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                           409        680
    Provision for bad debts and returns and exchanges      (858)    (1,534)

   Net change in operating assets and liabilities:
    Accounts receivable                                     615      2,236
    Other current assets                                    (38)       143
    Trade accounts payable and other accrued liabilities (1,789)    (3,948)
    Income taxes receivable and payable                      20         63
    Accrued restructuring and lease obligations          (2,033)      (868)
                                                       --------     ------

Net cash used by operating activities                    (5,912)    (2,859)
                                                        --------    ------

Cash provided (used) by investing activities:
    Disposition (acquisition) of property and equipment     254       (922)
    Increase in other non-current assets                     --        (11)
    Decrease (increase) in short term investments          (251)    11,287
                                                       --------     ------

Net cash provided by investing activities                     3     10,354
                                                       --------     ------

Cash provided by financing activities:
   Issuance of capital stock                                 70        135
                                                       --------     ------

Net cash provided by financing activities                    70        135
                                                       --------     ------

Net increase (decrease) in cash and cash equivalents     (5,839)     7,630
                                                        --------    ------

Cash and cash equivalents:
   Beginning balance                                     15,496     18,320
                                                        -------     ------

   Ending balance                                      $  9,657   $ 25,950
                                                       ========    ========





The accompanying notes are an integral part of these financial statements.

                     SOFTWARE PUBLISHING CORPORATION



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1995 included in the 1995 Annual Report to Stockholders. The consolidated results of operations for the three month period ended December 31, 1995 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1996.


2.    Investment Securities

In accordance with the provisions of FAS 115, the Company has classified its investments in debt and equity securities as "available-for-sale." Such investments are now recorded at fair value, with unrealized gains and losses reported as a separate component of shareholders' equity. Interest income is still recorded using an effective interest rate, with the associated discount or premium amortized to interest income. The cost of securities sold is based on the specific identification method.

Cash and short term investments comprised (in thousands):
                                      Dec. 31, 1995   Sept. 30, 1995
                                        -----------   --------------
Cash and cash equivalents                  $  9,657         $ 15,496
Short term investments                       13,420           12,935
                                           --------         --------
Total cash and short term investments      $ 23,077         $ 28,431
                                           ========         ========

As part of the terms of the purchase agreement for Digital Paper, Inc., the Company has $4.6 million in escrow as security for future payments to the former shareholders. Of the total amount, $3.3 million will be paid out in cash and stock over a two year period beginning in April 1996 and payment of the remaining $1.3 million is conditional upon the achievement of certain unit and revenue goals and technical milestones.


3. Inventories are primarily finished goods and are stated at the lower of first-in, first-out cost or market.

4.    Other accrued liabilities consisted of (in thousands):
                                             Dec. 31,1995  Sept. 30, 1995
                                              -----------   -------------
Current portion of lease obligations             $  2,006        $  2,831
Rebates and channel marketing programs              1,437           1,907
Accrued compensation and benefits                   1,236           1,379
Restructuring accruals                              3,077           5,405
Acquisition related payable                         1,612           1,579
Other accrued liabilities                           2,765           2,126
                                                 --------        --------
                                                 $ 12,133        $ 15,227
                                                 ========        ========

5. Net income per common share has been computed using the weighted average number of common and common equivalent shares (when dilutive) outstanding during each period. The difference between primary and fully diluted net income per common share is not significant.

                      SOFTWARE PUBLISHING CORPORATION
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains forward-looking statements within the meaning of
Section 27A of Securities Act of 1933 and Section 21E of the Securities Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of the risk factors set forth below and elsewhere in this report.

Results of Operations

North America and international net revenues for the three months ended December 31, 1995 and 1994 and the three months ended September 30, 1995 and the percentage change of net revenues were as follows:

(dollars in millions)
                     Three months     Percent   Three  months    Percent
                     ended Dec. 31,   Change    ended Sept. 30,  Change
                     -------------    -------   --------------   -------
                     1995     1994                 1995
                     ----      ----                 ----
North America       $ 3.3     $ 7.7    (57)%      $ 3.3              0%
International         1.7       4.7    (64)%        2.3            (26)%
                    -----     -----    ----         ---            ---
Total net revenues  $ 5.0    $ 12.4    (60)%      $ 5.6            (10)%
                    =====    ======    ====       =====            ====

Net revenues in the first quarter of fiscal 1996 decreased an aggregate of 10% compared to the prior quarter and significantly declined an aggregate of 60% compared to the first quarter of fiscal 1995. The 10% decline in net revenues in the first quarter of fiscal 1996 as compared to the prior fiscal quarter was due to reduced sales of ASAP offset by increased sales of Harvard Graphics, version 3.0. The decrease of 60% in net revenues in the first quarter of fiscal 1996 as compared to the first quarter of fiscal 1995 resulted primarily from steep reductions in revenues for the Harvard Graphics line of products.

Also contributing to these declines were the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe. International net revenues declined 26% in the first quarter of fiscal 1996 as compared to the fourth quarter of fiscal 1995, and declined 64% as compared to the first quarter of fiscal 1995.

Net revenues in the first quarter of fiscal 1996 included revenues from three new products (ASAP, OnFile, and Harvard Montage) and three upgraded products (Harvard Graphics version 4.0, Harvard ChartXL version 2.0, and Harvard Spotlight version 2.0), all of which were released in fiscal 1995. These products accounted for an aggregate of approximately 15% of the net revenues in the first fiscal quarter of 1996, compared to 59% of net revenues in the previous quarter. This decrease was principally due to management of channel inventory levels for ASAP, in anticipation of the release of next version of the product, which was first introduced in September 1995.

The Harvard series of presentation graphics products represented 94% of total net revenues in the first quarter of fiscal 1996, compared with 61% in the fourth quarter of fiscal 1995 and 92% in the first quarter of fiscal 1995. Net revenues from sales of all products on the Windows platform accounted for 89% of total net revenues in the first quarter of fiscal 1996 compared to 99% in the fourth quarter of fiscal 1995 and 85% in the first quarter of fiscal 1995.

Cost of revenues was $1.1 million or 22% of net revenues in the first quarter of fiscal 1996 as compared to $1.7 million or 30% of net revenues in the fourth quarter of fiscal 1995, and $2.3 million or 18% of net revenues in the first quarter of fiscal 1995. Cost of revenues in the first quarter of fiscal 1996 in absolute dollars decreased as compared to the fourth quarter of fiscal 1995 primarily because of decreases in inventory write downs, reduced royalty expenses and lower manufacturing overhead expenses due to reductions in compensation costs. As compared to the first quarter of fiscal 1995, cost of revenues in the first quarter of fiscal 1996 decreased in absolute dollars primarily because of reduced direct material costs due to decreased sales volumes, but increased as a percentage of sales due to relatively smaller declines in indirect overhead and other costs of sales. The Company has experienced a positive impact of lower overhead and employee-related costs resulting from the reorganization and reduction in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions and other promotional pricing and rebate offers, as well as return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may reduce average selling prices and gross margins. Gross margins have been, and will continue to be, adversely affected by competitive pricing pressure throughout the industry as a whole, including competitive upgrade pricing and alternative licensing arrangements.

The Company believes that its revenues and results of operations for the current quarter have been and will continue to be adversely affected by increased price competition, offerings of product suites by competitors, and slower than expected sales of Windows 95-related products. A substantial portion of the Company's revenues in each quarter generally results from shipments during the last month of that quarter, and principally for that reason, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. In addition, the Company's operating results could be materially and adversely affected by other factors such as delays in new product introductions, the mix of product sales or distribution channel sales, and customer choices regarding operating systems.

The Company expects increased competition, including price competition, in the future. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products and are sold at an all-inclusive price. The Company believes these offerings of product suites have adversely affected the Company's net revenues, and will continue to adversely affect the sales of the Company's products in the future. The Company does not currently offer a suite of products, but offers products that complement competitive suite products. In order for the Company to increase its revenues, it must introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any delay in these planned strategies, difficulties encountered in introducing new products or marketing programs, or failure of the Company's products to compete successfully with products offered by other vendors could materially and adversely affect net revenues and profitability.

The Company believes that the growth of its Intelligent Formatting product portfolio, which was acquired as a result of the acquisition of Digital Paper, Inc., is a key component of its strategy. In January 1996, the Company introduced ASAP WebShow, which enables Netscape Navigator 2.0 users to view, download and print graphically rich reports and presentations from the World Wide Web. The introduction of ASAP WebShow was a first step for the Company in moving beyond its traditional presentation graphics products by offering a line of products that enable a user to communicate graphically on the Internet. The Company expects to introduce other new products based on the Intelligent Formatting technology during fiscal 1996. There can be no assurance that the Company will succeed in its efforts to introduce these new products, and once introduced, that they will be accepted in the market place.

Total operating expenses, excluding non-recurring charges, were lower in absolute dollars in the first quarter of fiscal 1996 compared to the both the fourth quarter of fiscal 1995, and to the first fiscal quarter of 1995. Operating expenses in the first quarter of fiscal 1995 included a reversal of a $0.9 million charge from the resolution of an operational legal dispute. Operating expenses in the fourth quarter of fiscal 1995 included a $5.9 million charge for restructuring. Operating expenses decreased in the first quarter of fiscal 1996 by $3.5 million or 36% as compared to the fourth quarter of fiscal 1995, and by $4.6 million or 42% as compared to the first quarter of fiscal 1995. These decreases are principally attributable to reductions in facilities related expenses, as well as overall improved operating expense management after the restructuring. Although there can be no assurance that it will succeed in its reduction efforts, the Company expects to continue to reduce its overall cost structure beginning in the second fiscal quarter of 1996 as a result of its facilities relocation and the completion of restructuring.

Marketing and sales expenses were $3.4 million or 69% of net revenues in the first fiscal quarter of 1996 as compared to $5.0 million or 89% of net revenues in the fourth quarter of fiscal 1995 and $6.2 million or 50% of net revenues in the first quarter of fiscal 1995. The decrease in absolute dollars in the first quarter of fiscal 1996 was the result of reduced employee related expenses because of the restructuring and related reduction in work force, which included the closure of several sales offices.

Research and development expenses were $1.5 million or 30% of net revenues in the first quarter of fiscal 1996 as compared to $3.5 million or 63% of net revenues in the fourth fiscal quarter of 1995 and $2.8 million or 23% of net revenues in the first quarter of fiscal 1995. The decrease in absolute dollars in the first quarter of fiscal 1996 was principally the result of reduced employee and facilities related expenses resulting from the restructuring and reduction in work force. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1995, research and development expenses are expected to be lower in absolute dollars in fiscal 1996 than in fiscal 1995. In future periods, the Company intends to continue to acquire externally developed technology, explore strategic alliances and other methods of acquiring technology, and continue to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

General and administrative expenses were $1.4 million or 29% of net revenues in the first quarter of fiscal 1996 as compared to $1.4 million or 26% of net revenues in the fourth quarter of fiscal 1995 and $1.0 million or 8% of net revenues in the first quarter of fiscal 1995. General and administrative expenses were flat in the first quarter of fiscal 1996 compared to the previous quarter and decreased $0.5 million in absolute dollars compared to the first quarter of fiscal 1995 after the exclusion of the reversal of certain legal fee accruals of $0.9 million resulting from the resolution of an operational legal dispute.

Other income and expense in the first quarter of fiscal 1996 was $0.3 million as compared to $0.4 million in the fourth quarter of fiscal 1995 and $0.3 million in the first quarter of fiscal 1995. Other income and expenses were relatively flat quarter to quarter as the effect of lower interest income, decreased investment funds, offset by lower currency exchange losses.


Liquidity and Capital Resources

For the first three months of fiscal 1996, cash and short term investments decreased $5.4 million to $23.1 million. This decrease resulted primarily from cash used by operating activities of $5.9 million, offset in part by cash provided by the sale of property and equipment, and the issuance of common stock. For the three month period ended December 31, 1995, working capital decreased $1.0 million from $11.9 million to $10.9 million. This decrease in working capital resulted primarily from a decrease in cash and short term investments of $5.4 million partially offset by a decrease in current liabilities of $4.2 million. Management believes the existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements.

The Company's principal future capital commitments consist primarily of payment obligations related to the purchase Digital Paper, Inc. and real estate lease commitments. (See Note 2)

In fiscal 1995, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at approximately the same rate in fiscal 1996. The Company's exposure for foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in most of the currencies in which it invoices customers. The Company has hedged certain specific contractual obligations denominated in foreign currency and on December 31, 1995, had foreign exchange contracts outstanding to sell the equivalent of $600,000 in Japanese currency. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                          SOFTWARE PUBLISHING CORPORATION

                           PART II.   OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Stockholders

The Company's Annual Meeting of Stockholders was held on January 23, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, the following proposals were adopted by the margins indicated:

     (a) Election of the Board of Directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified.

                                         Number of shares
                                         For        Withheld
                                      --------      --------
Fred M. Gibbons                       11,076,038     474,025
Irfan Salim                           11,075,926     474,137
Mark A. Bertelsen                     11,074,637     475,426
Miriam K. Frazer                      11,066,409     483,654
Michael M. Gilbert                    11,081,166     468,897
Bernee Strom                          11,077,889     472,177

     (b) Ratification of the appointment of KPMG Peat Marwick, LLP as independent accountants for the fiscal year ended September 30, 1996.

For                                   11,446,252
Against                                   63,416
Abstain                                   40,395


Item 6.    Exhibits & Reports on Form 8-K

     (a)  Exhibits.

          27     Financial Data Schedule

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 14, 1996                  SOFTWARE PUBLISHING CORPORATION
                                                    (Registrant)



                                                 /s/ MIRIAM K. FRAZER
                                                 ----------------------
                                                 Miriam K. Frazer,
                                                 Vice President Finance,
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)