Form 10-Q
period 1996-03-31
SOFTWARE PUBLISHING CORP
filed 1996-05-15
CIK 755659

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

(Mark One)

 X  Quarterly report pursuant to section 13 or 15(d) of the Securities
- ----
    Exchange Act of 1934

    For the quarterly period ended MARCH 31, 1996.


    Transition report pursuant to Section 13 or 15(d) of the Securities
- ----
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


As of March 31, 1996 there were 12,553,596 shares of the Registrant's Common Stock outstanding.

                          SOFTWARE PUBLISHING CORPORATION


                                     INDEX



     PART I.   FINANCIAL INFORMATION



Item 1.     Financial Statements                                  Page No.
                                                                   -------
            Consolidated Balance Sheets -
                 March 31, 1996 and September 30, 1995                 3

            Consolidated Statements of Operations -
                 Three and six months ended March 31, 1996 and 1995    4

            Consolidated Statements of Cash Flows -
                 Six months ended March 31, 1996 and 1995              5

            Notes to Consolidated Financial Statements                 6


Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8




     PART II.    OTHER INFORMATION
                                                                  Page No.
                                                                  -------


Item 6.     Exhibits and Reports on Form 8-K                          12


            Signatures                                                13

                          PART I.  FINANCIAL INFORMATION

                          SOFTWARE PUBLISHING CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except share data; unaudited)

ASSETS                                           Mar. 31, 1996  Sept. 30, 1995
                                                 -------------  --------------

Current assets:
     Cash & short term investments, including
       restricted cash of $4,300 at March 31,
       1996 and $4,550 at September 30, 1995         $  19,111  $  28,431
     Accounts receivable, net of allowance for
       doubtful accounts and returns and
       exchanges of $2,966 and $3,929, respectively      6,400      5,887
     Inventories                                         1,093      1,174
     Prepaid expenses and other current assets           1,140      1,172
                                                     ---------    -------
Total current assets                                    27,744     36,664

Property and equipment, net                              1,332      1,879
Other assets                                             1,011      1,349
                                                     ---------   --------
Total assets                                         $  30,087  $  39,892
                                                     =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                          $   4,790  $   6,439
     Income taxes payable                                3,055      3,074
     Other accrued liabilities                          10,026     15,227
                                                     ---------    -------
Total current liabilities                               17,871     24,740

Acquisition related liabilities                          1,514      1,449
                                                     ---------    -------
Total liabilities                                       19,385     26,189
                                                     ---------    -------

Stockholders' equity:
     Common stock
      Authorized: 30,000,000 shares, $0.001 par value
      Issued and outstanding:  12,553,596 and
      12,528,425 shares, respectively                       13         13
     Capital in excess of par value                     20,025     19,954
     Accumulated deficit                                (9,311)    (6,029)
     Net unrealized loss on securities                     (25)      (235)
                                                     ---------    --------
Total stockholders' equity                              10,702     13,703
                                                     ---------    -------

Total liabilities and stockholders' equity           $  30,087  $  39,892
                                                     =========   ========

The accompanying notes are an integral part of these financial statement

                          SOFTWARE PUBLISHING CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except per share data; unaudited)


                           Three months ended             Six months ended
                       Mar. 31, 1996 Mar. 31, 1995  Mar. 31, 1996 Mar. 31, 1995
                       ------------  ------------  -------------  -------------

Net revenues             $   4,712      $   9,019      $   9,723     $  21,406

Cost of revenues               916          2,174          2,041         4,441
                          --------        -------       --------      --------
  Gross profit               3,796          6,845          7,682        16,965
                          --------       --------       --------      --------

Operating expenses:
  Marketing and sales        3,276          5,241          6,719        11,455
  Research and development   1,483          2,843          2,981         5,654
  General and administrative   908          1,604          2,343         2,639
  Restructuring & lease
     obligation               (650)             -           (650)            -
  In-process research &
     development                 -          4,756              -         4,756
                          --------       --------       --------      --------
Total operating expenses     5,017         14,444         11,393        24,504
                          --------       --------       --------      --------

Loss from operations        (1,221)        (7,599)        (3,711)       (7,539)
Other income and expenses      177            900            457         1,209
                          --------       --------       --------     ---------

Loss before income taxes    (1,044)        (6,699)        (3,254)       (6,330)

Income tax
  provision (benefit)            -         (1,755)            28        (1,755)
                          --------       --------       --------      --------
Net loss                 $  (1,044)     $  (4,944)     $  (3,282)    $  (4,575)
                          ========       ========       ========      ========

Net loss per
  common share           $   (0.08)     $   (0.40)     $   (0.26)    $   (0.37)
                          ========       ========       ========      ========

Shares used in computing
  net loss per share        12,554         12,479         12,541        12,460
                          ========       ========       ========      ========






The accompanying notes are an integral part of these financial statements.

                           SOFTWARE PUBLISHING CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)

                                                       Six months ended
                                                 Mar. 31, 1996   Mar. 31, 1995
                                                 --------------  -------------
Cash flow from operating activities:

Net loss                                              ($  3,282)   ($  4,575)

Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                           591        1,379
    Provision for bad debts and returns and exchanges      (893)      (3,080)
    Provision for restructuring reserve                    (650)           -
    In-process research and development                       -        4,756
   Net change in operating assets and liabilities:
    Accounts receivable                                     379        2,174
    Other current assets                                    113         (349)
    Trade accounts payable and other accrued liabilities (2,420)      (1,759)
    Income taxes receivable and payable                     (20)       1,019
    Accrued restructuring and lease obligations          (3,305)      (1,322)
                                                       --------     --------
Net cash used by operating activities                    (9,487)      (1,757)
                                                       --------     --------

Cash provided (used) by investing activities:
    Disposition (acquisition) of property and equipment    (416)      (1,164)
    Increase in other non-current assets                    303         (284)
    Decrease (increase) in short term investments         3,138       15,617
                                                       --------     --------

Net cash provided by investing activities                 3,025       14,169
                                                       --------     --------

Cash provided by financing activities:
   Issuance of capital stock                                 70          135
                                                       --------     --------

Net cash provided by financing activities                    70          135
                                                       --------     --------

Net increase (decrease) in cash and cash equivalents     (6,392)      12,547
                                                       ---------    --------

Cash and cash equivalents:
   Beginning balance                                     15,496       18,320
                                                       --------     --------

   Ending balance                                      $  9,104     $ 30,867
                                                       ========     ========

  Supplemental disclosure:
     Income tax paid during the period, net of refunds  $     0     $ (2,799)
                                                       ========     ========
The accompanying notes are an integral part of these financial statements

                                        5

                     SOFTWARE PUBLISHING CORPORATION


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1995 included in the 1995 Annual Report to Stockholders. The consolidated results of operations for the six month period ended March 31, 1996 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1996.


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

Cash and short term investments comprised (in thousands):

                                      Mar. 31, 1996  Sept. 30, 1995
                                        -----------   --------------
Cash and cash equivalents                  $  9,104         $ 15,496
Short term investments                       10,007           12,935
                                           --------         --------
Total cash and short term investments      $ 19,111         $ 28,431
                                           ========         ========

As part of the terms of the purchase agreement for Digital Paper, Inc., the Company has $4.3 million in escrow as security for future payments to the former shareholders. Of the total amount, $3.3 million will be paid out in cash and stock over a two year period beginning in April 1996 and payment of the remaining $1.0 million is conditional upon the achievement of certain unit and revenue goals and technical milestones.


3. Inventories are primarily finished goods and are stated at the lower of first-in, first-out cost or market.

4.    Other accrued liabilities consisted of (in thousands):
                                             Mar. 31, 1996  Sept. 30, 1995
                                              -----------   -------------
Current portion of lease obligations             $  1,189        $  2,831
Rebates and channel marketing programs              1,284           1,907
Accrued compensation and benefits                   1,430           1,379
Restructuring accruals                              2,426           5,405
Acquisition related payable                         1,650           1,579
Other accrued liabilities                           2,047           2,126
                                                 --------        --------
                                                 $ 10,026        $ 15,227
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

                      SOFTWARE PUBLISHING CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Report on Form 10-Q.

Results of Operations

North America and international net revenues for the three months and six months ended March 31, 1996 and 1995 and the related changes in percentages of net revenues were as follows:

(dollars in millions)
                     Three months     Percent      Six  months     Percent
                     ended Mar. 31,   Change      ended Mar. 31,   Change
                     -------------    -------     -------------   -------
                     1996     1995                 1996     1995
                     ----      ----                 ----    ----
North America       $ 3.3     $ 5.9    (44)%      $ 6.6    $ 13.6    (51)%
International         1.4       3.1    (55)%        3.1       7.8    (60)%
                    -----     -----    ----         ---     -----    ---
Total net revenues  $ 4.7    $  9.0    (48)%      $ 9.7    $ 21.4    (55)%
                    =====    ======    ====       =====    ======    ====

Net revenues in the second quarter of fiscal 1996 decreased an aggregate of 48% compared to the second quarter of fiscal 1995 and net revenues for the six months ended March 31, 1996 declined an aggregate of 55% compared to the same period of fiscal 1995. The 48% decline in net revenues in the second quarter of fiscal 1996 as compared to the same quarter of fiscal 1995 was due to significantly decreased sales of Harvard Graphics, version 3.0 and Harvard Graphics DOS, partially offset by sales of ASAP, which was first released in the fourth quarter of fiscal 1995. The decrease of 55% in net revenues for the first six months of fiscal 1996 as compared to the same period of fiscal 1995 resulted primarily from steep reductions in revenues for Harvard Graphics, version 3.0, and DOS products, partially offset by sales of ASAP and Harvard Graphics, version 4.0, which products were first released in the fourth quarter of fiscal 1995.

Also contributing to these declines were the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe. International net revenues declined 55% in the second quarter of fiscal 1996 as compared to the second quarter of fiscal 1995.

Net revenues in the three and six month periods ended March 31, 1996 included revenues from these stand alone products (ASAP, OnFile, and Harvard Montage) and three upgraded products (Harvard Graphics version 4.0, Harvard ChartXL version 2.0, and Harvard Spotlight version 2.0), all of which were released in fiscal 1995. Net revenues from these products accounted for an aggregate of approximately 39% of the net revenues in the second fiscal quarter of 1996, compared to 15% of net revenues in the first quarter of fiscal 1996. This percentage increase was due primarily to increased sales of ASAP.

The Harvard series of presentation graphics products represented 65% and 79% of total net revenues in the three and six month periods ended March 31 1996, respectively, compared with 89% and 95% in the same three and six month periods of fiscal 1995. Net revenues from sales of all products on the Windows platform accounted for 84% and 87% of total net revenues in the three and six months ended March 31, 1996, respectively, compared to 80% and 84% in the same periods of fiscal 1995. Net revenues from the ASAP product line represented 22% and 7% of total net revenues in the three and six month periods ended March 31, 1996, respectively.

Cost of revenues was 19% and 21% of net revenues in the three and six month periods ended March 31, 1996 compared to 22% and 21% of net revenues in the same periods of fiscal 1995. Cost of revenues in the three month period ended March 31, 1996 decreased as a percentage of revenues compared to the same period of fiscal 1995, primarily because of lower direct material costs resulting from changes in product mix. Overhead costs have remained relatively constant as a percentage of revenues over these same periods but have decreased in absolute dollars due to reduced compensation costs from prior restructuring activities. The Company continues to experience a positive impact of lower overhead and employee-related costs resulting from reorganizations and reductions in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions and other promotional pricing and rebate offers, as well as return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may reduce average selling prices and gross margins. Gross margins have been, and will continue to be, adversely affected by competitive pricing pressure throughout the industry as a whole, including competitive upgrade pricing and alternative licensing arrangements. The Company has experienced this competitive pricing pressure in respect to all of it current product offerings.

The Company believes that its net revenues and results of operations have been and will continue to be adversely affected by increased price competition, offerings of product suites by competitors, and slower than expected sales of Windows 95-related products. A substantial portion of the Company's net revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. In addition, the Company's operating results could be materially and adversely affected by other factors such as delays in new product introductions, the mix of product sales or distribution channel sales, and customer choices regarding operating systems.

The Company expects increased competition, including price competition, in the future. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products and are sold at all-inclusive prices. The Company believes these offerings of product suites have adversely affected the Company's net revenues, and will continue to adversely affect the sales of the Company's products in the future. The Company does not currently offer a suite of products, but offers products that complement competitive suite products. In order for the Company to increase its net revenues, it must introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any delay in these planned strategies, difficulties encountered in introducing new products or marketing programs, or failure of the Company's products to compete successfully with products offered by other vendors could materially and adversely affect net revenues and profitability.

The Company believes that the development and introduction of its Intelligent Formatting product portfolio, which was acquired as a result of the acquisition of Digital Paper, Inc., is a key component of the Company's turnaround strategy. In February 1996, the Company introduced ASAP WordPowerTM, version 1.95, which enables users to create traditional presentations and reports as well as complex slides at the click of the mouse. ASAP WordPower is a 32-bit application that utilizes the power of and performance of Windows 95 and
Windows NT platforms.   In January 1996, the Company introduced ASAP WebShow,
which enables Netscape Navigator 2.0 users to view, download and print graphically rich reports and presentations from the World Wide Web. The introduction of ASAP WebShow was a first step for the Company in moving beyond its traditional presentation graphics products by offering a line of products that enable a user to communicate graphically on the Internet. The Company expects to introduce other new products based on the Intelligent Formatting technology during fiscal 1996. There can be no assurance that the Company will succeed in its efforts to introduce these new products in a timely manner, or once introduced, that they will be accepted in the market place.

Total operating expenses, excluding non-recurring charges, were lower in absolute dollars in the second quarter and first six months of fiscal 1996 compared to the same periods of fiscal 1995. Operating expenses in the second quarter of fiscal 1996 included a reversal of a $0.7 million restructuring charge related to lease obligations. Operating expenses in the second quarter of fiscal 1995 included a $4.8 million charge for in-process research and development related to the purchase of Digital Paper, Inc., and in addition, for the six month period ended March 31, 1995, operating expenses included the reversal of a prior period charge of $0.9 million related to the reversal of certain legal accruals in fiscal 1995. Excluding the above mentioned non-recurring charges, operating expenses decreased in the second quarter of fiscal 1996 by approximately $4.0 million, or 42%, as compared to the second quarter of fiscal 1995, and decreased by $8.6 million, or 42%, in the six month period ended March 31, 1996 as compared to the corresponding period in 1995. These decreases are principally attributable to reductions in facilities and employee related expenses, as well as overall improved operating expense management after the restructuring which began in fiscal 1995.

Marketing and sales expenses were $3.3 million, or 70%, of net revenues in the second quarter of fiscal 1996, as compared to $5.2 million, or 58%, of net revenues in the second quarter of fiscal 1995, and $6.7 million, or 69%, of net revenues in the first six months of fiscal 1996, as compared to $11.5 million, or 54% of net revenues, for the first six months of fiscal 1995. The decrease in absolute dollars in the second quarter of fiscal 1996 was the result of reduced employee-related expenses because of the restructuring and related reduction in work force, which included the closure of several sales offices.

Research and development expenses were $1.5 million, or 32%, of net revenues in the second quarter of fiscal 1996, as compared to $2.8 million, or 32%, of net revenues, in the second quarter of fiscal 1995 and $3.0 million, or 31%, of net revenues in the first six months of fiscal 1996 as compared to $5.7 million, or 26% of net revenues, in the corresponding period of fiscal 1995. The decreases in absolute dollars in the second quarter as well as the first six months of fiscal 1996, compared to the corresponding periods of fiscal 1995, were principally the result of reduced employee and facilities related expenses resulting from the restructuring and reduction in work force. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1995, research and development expenses are expected to be lower in absolute dollars in fiscal 1996 than in fiscal 1995. In future periods, the Company intends to evaluate externally developed technology for possible acquisition, explore strategic alliances and other methods of acquiring technology, and continue to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

General and administrative expenses were $0.9 million, or 19% of net revenues, in the second quarter of fiscal 1996 as compared to $1.6 million, or 18% of net revenues, in the second quarter of fiscal 1995. With the exclusion of a non-recurring reversal charge of $0.9 million for certain legal accruals in fiscal 1995, expenses were $2.3 million, or 24% of net revenues, in the first six months of fiscal 1996 as compared to $3.5 million, or 17% of net revenues, for the same period in fiscal 1995. The decrease in absolute dollars in the second quarter as well as the first six months of fiscal 1996, compared to the same periods of fiscal 1995, was principally the result of reduced employee and facilities related expenses resulting from restructuring and reduction in work force and the Company's move to new facilities in San Jose, California.

Other income and expense in the second quarter of fiscal 1996 was $0.2 million as compared to $0.9 million in the second quarter of fiscal 1995 and $0.5 million in the first six months of fiscal 1996 as compared to $1.2 million in the first six months of fiscal 1995. The decline in absolute dollars of other income and expenses for both the three and six months periods ended March 31, 1996 was due primarily to reduced interest income due to decreased investment funds.

Liquidity and Capital Resources

For the second quarter of fiscal 1996, cash and short term investments decreased $4.0 million to $19.1 million. This decrease resulted primarily from cash used by operating activities of $3.5 million and $0.4 million for the purchase of property and equipment. For the three month period ended March 31, 1996, working capital decreased $1.0 million from $10.9 million to $9.9 million. This decrease in working capital resulted primarily from a decrease in cash and short term investments of $4.0 million offset by a decreases in accounts payable of $0.5 million and other accrued liabilities of $2.1 million. Management believes that its existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements, providing that the Company can attain its revenue and cash collection goals.

The Company's principal future capital commitments consist primarily of payment obligations related to the purchase Digital Paper, Inc. and real estate lease commitments. (See Note 2 of Notes to Consolidated Financial Statements)

In fiscal 1995, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at approximately the same rate in fiscal 1996. The Company's exposure for foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in most of the currencies in which it invoices customers. The Company has hedged certain specific contractual obligations denominated in foreign currency and on March 31, 1996, had foreign exchange contracts outstanding to sell the equivalent of $550,000 in Japanese currency. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                          SOFTWARE PUBLISHING CORPORATION

                           PART II.   OTHER INFORMATION





Item 6.    Exhibits & Reports on Form 8-K

     (a)  Exhibits.

          27     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the fiscal quarter ended March 31, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 15, 1996                       SOFTWARE PUBLISHING CORPORATION
                                                    (Registrant)



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