Form 10-Q
period 1996-06-30
SOFTWARE PUBLISHING CORP
filed 1996-08-14
CIK 755659

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C.  20549

(Mark One)

 X  Quarterly report pursuant to section 13 or 15(d) of the Securities
- ----
    Exchange Act of 1934

    For the quarterly period ended JUNE 30, 1996.


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


As of June 30, 1996 there were 12,553,596 shares of the Registrant's Common Stock outstanding.

                          SOFTWARE PUBLISHING CORPORATION


                                     INDEX



     PART I.   FINANCIAL INFORMATION



Item 1.     Financial Statements                                  Page No.
                                                                   -------
            Consolidated Balance Sheets -
                 June 30, 1996 and September 30, 1995                  3

            Consolidated Statements of Operations -
                 Three and Nine months ended June 30, 1996 and 1995    4

            Consolidated Statements of Cash Flows -
                 Nine months ended June 30, 1996 and 1995              5

            Notes to Consolidated Financial Statements                 6


Item 2      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8




     PART II.    OTHER INFORMATION
                                                                  Page No.
                                                                  -------


Item 6.     Exhibits and Reports on Form 8-K                          13


            Signatures                                                14

                          PART I.  FINANCIAL INFORMATION

                          SOFTWARE PUBLISHING CORPORATION

                            CONSOLIDATED BALANCE SHEETS
                   (000's omitted, except share data; unaudited)

ASSETS                                           June 30, 1996  Sept. 30, 1995
                                                 -------------  --------------

Current assets:
     Cash & short term investments, including
       restricted cash of $2,400 at June 30,
       1996 and $4,550 at September 30, 1995         $  16,447  $  28,431
     Accounts receivable, net of allowance for
       doubtful accounts and returns and
       exchanges of $4,108 and $3,929, respectively      3,975      5,887
     Inventories                                         1,313      1,174
     Prepaid expenses and other current assets           1,057      1,172
                                                     ---------    -------
Total current assets                                    22,792     36,664

Property and equipment, net                              1,152      1,879
Other assets                                               947      1,349
                                                     ---------   --------
Total assets                                         $  24,891  $  39,892
                                                     =========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Trade accounts payable                          $   4,919  $   6,439
     Income taxes payable                                3,041      3,074
     Other accrued liabilities                           8,730     15,227
                                                     ---------    -------
Total current liabilities                               16,690     24,740

Acquisition related liabilities                              -      1,449
                                                     ---------    -------
Total liabilities                                       16,690     26,189
                                                     ---------    -------

Stockholders' equity:
     Common stock
      Authorized: 30,000,000 shares, $0.001 par value
      Issued and outstanding:  12,553,596 and
      12,528,425 shares, respectively                       13         13
     Capital in excess of par value                     20,024     19,954
     Accumulated deficit                               (13,572)    (6,029)
     Net unrealized loss on securities                   1,736       (235)
                                                     ---------    --------
Total stockholders' equity                               8,201     13,703
                                                     ---------    -------

Total liabilities and stockholders' equity           $  24,891  $  39,892
                                                     =========   ========

The accompanying notes are an integral part of these financial statements.

                        SOFTWARE PUBLISHING CORPORATION

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 (000's omitted, except per share data; unaudited)

                           Three months ended          Nine months ended
                                 June 30,                    June 30,
                            1996         1995            1996         1995
                       ------------  ------------  -------------  -------------

Net revenues             $   2,169      $   4,406      $  11,892     $  25,812

Cost of revenues               652          1,213          2,693         5,654
                          --------        -------       --------      --------
  Gross profit               1,517          3,193          9,199        20,158
                          --------       --------       --------      --------

Operating expenses:
  Marketing and sales        2,985          5,385          9,704        16,840
  Research and development   1,682          2,808          4,663         8,462
  General and administrative 2,042          1,784          4,385         4,423
  Restructuring & lease
     obligation                  -         (6,000)          (650)       (6,000)
  In-process research &
     development                 -              -              -         4,756
                          --------       --------       --------      --------
Total operating expenses     6,709          3,977         18,101        28,481
                          --------       --------       --------      --------

Loss from operations        (5,192)          (784)        (8,903)       (8,323)
Other income and expenses      931            450          1,388         1,659
                          --------       --------       --------     ---------

Loss before income taxes    (4,261)          (334)        (7,515)       (6,664)

Income tax
  provision (benefit)            -             26             28        (1,729)
                          --------       --------       --------      --------
Net loss                 $  (4,261)     $    (360)     $  (7,543)    $  (4,935)
                          ========       ========       ========      ========

Net loss per
  common share           $   (0.34)     $   (0.03)     $   (0.60)    $   (0.40)
                          ========       ========       ========      ========

Shares used in computing
  net loss per share        12,554         12,482         12,545        12,482
                          ========       ========       ========      ========



The accompanying notes are an integral part of these financial statements.

                           SOFTWARE PUBLISHING CORPORATION

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (000's omitted, unaudited)

                                                       Nine months ended
                                                 June 30, 1996   June 30, 1995
                                                 --------------  -------------
Cash flow from operating activities:

Net loss                                              ($  7,543)   ($  4,935)

Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
    Depreciation and amortization                           804        1,946
    Provision for bad debts and returns and exchanges       325       (2,940)
    Provision for restructuring reserve                    (650)      (6,000)
    In-process research and development                       -        4,756
   Net change in operating assets and liabilities:
    Accounts receivable                                   1,588        7,281
    Other current assets                                    (25)         (63)
    Trade accounts payable and other accrued liabilities (2,574)      (6,167)
    Income taxes receivable and payable                     (33)       1,005
    Accrued restructuring and lease obligations          (4,118)      (1,798)
                                                       --------     --------
Net cash used by operating activities                   (12,226)      (6,915)
                                                       --------     --------

Cash provided by investing activities:
    Acquisition of property and equipment                  (422)      (1,241)
    Decrease (increase) in other non-current assets         273         (471)
    Acquisition of Digital Paper, Inc.                   (1,650)      (2,000)
    Decrease in short term investments                    5,374        9,144
                                                       --------     --------

Net cash provided by investing activities                 3,575        5,432
                                                       --------     --------

Cash provided by financing activities:
   Issuance of capital stock                                 70          271
                                                       --------     --------

Net cash provided by financing activities                    70          271
                                                       --------     --------

Net decrease in cash and cash equivalents                (8,581)      (1,212)
                                                       ---------    --------

Cash and cash equivalents:
   Beginning balance                                     15,496       18,320
                                                       --------     --------

   Ending balance                                      $  6,915     $ 17,108
                                                       ========     ========

  Supplemental disclosure:
     Income tax paid during the period, net of refunds  $     0     $ (2,799)
                                                       ========     ========
The accompanying notes are an integral part of these financial statements.

                     SOFTWARE PUBLISHING CORPORATION


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (unaudited)



1. The unaudited financial information furnished herein reflects all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state the Company's and its subsidiaries' consolidated financial position, the results of their operations, and their cash flows for the periods presented. This Quarterly Report on Form 10-Q should be read in conjunction with the Company's audited financial statements for the year ended September 30, 1995 included in the 1995 Annual Report to Stockholders. The consolidated results of operations for the nine month period ended June 30, 1996 are not necessarily indicative of results to be expected for the entire fiscal year ending September 30, 1996.


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

Cash and short term investments comprised (in thousands):

                                      June 30, 1996   Sept. 30, 1995
                                      -------------   --------------
Cash and cash equivalents                  $  6,915         $ 15,496
Short term investments                        9,532           12,935
                                           --------         --------
Total cash and short term investments      $ 16,447         $ 28,431
                                           ========         ========

Short term investments above include $1.7 million FAS 115 valuation adjustment for Computer Concept Corporation stock which first became available for sale this quarter.

As part of the terms of the purchase agreement for Digital Paper, Inc., the Company has $2.4 million remaining in escrow as security for future payments to the former shareholders. Of the total amount, $1.65 million will be paid out in cash and/or stock in April 1997 and payment of the remaining $0.75 million is conditional upon the achievement of certain unit and revenue goals and technical milestones.


3. Inventories are primarily finished goods and are stated at the lower of first-in, first-out cost or market.

4.    Other accrued liabilities consisted of (in thousands):
                                             June 30, 1996  Sept. 30, 1995
                                              -----------   -------------
Current portion of lease obligations             $    967        $  2,831
Rebates and channel marketing programs                907           1,907
Accrued compensation and benefits                   1,567           1,379
Restructuring accruals                              1,834           5,405
Acquisition related payable                         1,574           1,579
Other accrued liabilities                           1,881           2,126
                                                 --------        --------
                                                 $  8,730        $ 15,227
                                                 ========        ========

5.	During the third fiscal quarter of 1996, the Company sold at market
500,000 shares of Computer Concept Corporation's common stock and realized a gain of approximately $587,000. The remaining number of shares, approximately,
1.5 million, are anticipated to be sold over the next three fiscal quarters.


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

                    SOFTWARE PUBLISHING CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information contained herein, this Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements contained herein are subject to certain factors that could cause actual results to differ materially from those reflected in the forward-looking statements. Such factors include, but are not limited to, those discussed below and elsewhere in this Report on Form 10-Q, including faster than anticipated declines in revenue and increases in competition.

Results of Operations

North America and international net revenues for the three months and nine months ended June 30, 1996 and 1995 and the related changes in percentages of net revenues were as follows:

(dollars in millions)
                     Three months     Percent     Nine  months     Percent
                     ended June 30,   Change      ended June 30,   Change
                     -------------    -------     -------------   -------
                     1996      1995                1996      1995
                     ----      ----                ----      ----
North America       $ 1.4     $ 3.2    (57)%      $ 8.0    $ 16.8    (52)%
International         0.8       1.2    (35)%        3.9       9.0    (57)%
                    -----     -----    ----         ---     -----    ---
Total net revenues  $ 2.2     $ 4.4    (51)%      $11.9    $ 25.8    (54)%
                    =====    ======    ====       =====    ======    ====

Net revenues in the third quarter of fiscal 1996 decreased an aggregate of 51% compared to the third quarter of fiscal 1995 and net revenues for the nine months ended June 30, 1996 declined an aggregate of 54% compared to the same period of fiscal 1995. The 51% decline in net revenues in the third quarter of fiscal 1996 as compared to the same quarter of fiscal 1995 was due to significantly decreased sales of Harvard Graphics, version 3.0 and a slight decrease in sales of Harvard Graphics DOS, partially offset by sales of ASAP, which was first released in the fourth quarter of fiscal 1995. The decrease of 54% in net revenues for the first nine months of fiscal 1996 as compared to the same period of fiscal 1995 resulted primarily from steep reductions in revenues for Harvard Graphics, version 3.0, and DOS products, partially offset by sales of ASAP and Harvard Graphics, version 4.0, which products were first released in the fourth quarter of fiscal 1995.

Also contributing to these declines were the continuing effects of intense competition worldwide, particularly in the Windows market, and a soft economy in Europe, partially offset by a large sales transaction in Australia. International net revenues declined 35% in the third quarter of fiscal 1996 as compared to the third quarter of fiscal 1995.

Net revenues in the three and nine month periods ended June 30, 1996 included revenues from three stand alone products (ASAP, OnFile, and Harvard Montage) and three upgraded products (Harvard Graphics version 4.0, Harvard ChartXL version 2.0, and Harvard Spotlight version 2.0), all of which were released in fiscal 1995. Net revenues from these products accounted for an aggregate of approximately 42% of the net revenues in the third fiscal quarter of 1996, compared to 39% of net revenues in the second quarter of fiscal 1996. This percentage increase was due primarily to increased sales of ASAP.

The Harvard series of presentation graphics products represented 47% and 69% of total net revenues in the three and nine month periods ended June 30, 1996, respectively, compared with 83% and 82% in the same three and nine month periods of fiscal 1995. Net revenues from sales of all products on the Windows platform accounted for 86% of total net revenues in both the three and nine months ended June 30, 1996, compared to 80% and 82% in the same periods of fiscal 1995. Net revenues from the ASAP product line represented 32% and 11% of total net revenues in the three and nine month periods ended June 30, 1996, respectively.

Cost of revenues was 30% and 23% of net revenues in the three and nine month periods ended June 30, 1996 compared to 28% and 22% of net revenues in the same periods of fiscal 1995. Cost of revenues in the three month period ended June 30, 1996 increased as a percentage of revenues compared to the same period of fiscal 1995, primarily because, in absolute dollars, fixed overhead costs decreased at a lower rate (33%) than the rate of decrease for revenues (51%). Cost of revenues in the nine month period ended June 30, 1996 increased as a percentage of revenues compared to the same period of fiscal 1995 primarily because of increases in other costs of revenues which were partially offset by decreases in direct material costs due to lower direct material costs and the benefit of the mix of products sold which yielded slightly higher margins. Overhead costs have remained relatively constant as a percentage of revenues over these same periods but have decreased in absolute dollars due to reduced compensation costs from prior restructuring activities. The Company continues to experience a positive impact of lower overhead and employee-related costs resulting from reorganizations and reductions in work force, but these savings have been more than offset by the unfavorable impact of reduced revenues.

The Company's gross margins and operating income may be affected in particular periods by the timing of product introductions and other promotional pricing and rebate offers, as well as return privileges and marketing promotions in connection with new product introductions and upgrades. These promotions may reduce average selling prices and gross margins. Gross margins have been, and will continue to be, adversely affected by competitive pricing pressure throughout the industry as a whole, including OEM pricing, competitive upgrade pricing and alternative licensing arrangements. The Company has experienced this competitive pricing pressure in respect to all of its current product offerings.

The Company believes that its net revenues and results of operations have been and will continue to be adversely affected by increased price competition, offerings of product suites by competitors, and slower than expected market acceptance of Windows 95-related products. A substantial portion of the Company's net revenues in each quarter results from shipments during the last month of that quarter, and for that reason among others, the Company's revenues are subject to significant quarterly fluctuations. In addition, the Company establishes its targeted expenditure levels based on expected revenues. If anticipated orders and shipments in any quarter do not occur when expected, expenditure levels could be disproportionately high and the Company's operating results for that quarter could be adversely affected. In addition, the Company's operating results could be materially and adversely affected by other factors such as delays in new product introductions, the mix of product sales or distribution channel sales, and customer choices regarding operating systems.

The Company expects increased competition, including price competition, in the future. Some of the Company's competitors have introduced suites of products which include products that directly compete with the Company's products and are sold at all-inclusive prices. The Company believes these offerings of product suites have adversely affected the Company's net revenues, and will continue to adversely affect the sales of the Company's products in the future. The Company offers products that complement competitive suite products. In order for the Company to increase its net revenues, it must introduce new marketing strategies and continue to develop and introduce new technologies and products through strategic alliances, acquisitions or internal development. Any delay in these planned strategies, difficulties encountered in introducing new products or marketing programs, or failure of the Company's products to compete successfully with products offered by other vendors could materially and adversely affect net revenues and profitability.

The Company believes that the development and introduction of its Intelligent Formatting product portfolio, which technology was acquired as a result of the acquisition of Digital Paper, Inc., is a key component of the Company's repositioning strategy. In June 1996, the Company introduced ASAP WebShow Presentation Kit which enables users not only to create and view, but also hear, audio and video enriched presentations on the World Wide Web. In February 1996, the Company introduced ASAP WordPowerTM, version 1.95, which enables users to create traditional presentations and reports as well as complex slides at the click of the mouse. ASAP WordPower is a 32-bit application that utilizes the power of and performance of Windows 95 and
Windows NT platforms.   In January 1996, the Company introduced ASAP WebShow,
which enables Netscape Navigator 2.0 users to view, download and print graphically rich reports and presentations from the World Wide Web. The introduction of ASAP WebShow was a first step for the Company in moving beyond its traditional presentation graphics products by offering a line of products that enable a user to communicate graphically on the Internet. The Company expects to introduce other new products based on the Intelligent Formatting technology during calendar 1996. There can be no assurance that the Company will succeed in its efforts to introduce these new products in a timely manner, or once introduced, that they will be accepted in the market place.

During the third quarter of fiscal 1996, the Company announced agreements with Oracle Corporation to license and jointly develop Intelligent Formatting technology. Additionally, the Company announced OEM software bundling agreements with SalesMedia, Inc., UMAX Technologies, and a large retail chain located outside the United States.

In conjunction with the release of its financial statements in August 1996, the Company announced that as a result of the continuing shift in business to products based on its new patent-pending Intelligent FormattingTM technology and away from the Harvard Graphics line of products, it plans to reposition its business operations. As a result, the Company will reduce its world-wide headcount by approximately 45 people or 42% over the next two months to approximately 60 by September 30, 1996 and take a charge to fourth quarter results of between $2.0 and $3.0 million for facilities, severance, and write-off of excess assets. The charge will have a cash impact in the fourth quarter of between $2.0 and $2.5 million.

Total operating expenses, excluding non-recurring and other charges, were lower in absolute dollars in the third quarter and first nine months of fiscal 1996 compared to the same periods of fiscal 1995. Operating expenses in the third quarter of fiscal 1996 included a charge of $1.2 million for increased bad debt provision, and for the third quarter of fiscal 1995, operating expenses included a reversal of a $6.0 million restructuring charge related to lease obligations. Operating expenses in the nine month period ended June 30, 1996 included the reversal of a $0.65 million restructuring charge related to certain United Kingdom lease obligations, and a charge of $1.6 million for increased bad debt provision. Operating expenses in the nine month period ended June 30, 1995 included a $4.8 million charge for in-process research and development related to the purchase of Digital Paper, Inc., and also included the reversal of a prior period charge of $0.9 million related to the reversal of certain legal accruals in fiscal 1995. Excluding the above mentioned non-recurring charges, operating expenses decreased in the third quarter of fiscal 1996 by approximately $4.5 million, or 45%, as compared to the third quarter of fiscal 1995, and decreased by $13.4 million, or 44%, in the nine month period ended June 30, 1996 as compared to the corresponding period in 1995. These decreases are principally attributable to reductions in facilities and employee related expenses, as well as overall improved operating expense management after the restructuring which began in fiscal 1995.

Marketing and sales expenses were $3.0 million, or 138%, of net revenues in the third quarter of fiscal 1996, as compared to $5.4 million, or 122%, of net revenues in the third quarter of fiscal 1995, and $9.7 million, or 81%, of net revenues in the first nine months of fiscal 1996, as compared to $16.8 million, or 65% of net revenues, for the first nine months of fiscal 1995. The decrease in absolute dollars in the three and nine month periods ended June 30, 1996 compared to the same periods of fiscal 1995, was primarily the result of reduced advertising and promotion expenses, and reduced employee-related expenses because of the restructuring and related reduction in work force, which included the closure of several sales offices.

Research and development expenses were $1.7 million, or 77% of net revenues, in the third quarter of fiscal 1996 as compared to $2.8 million, or 64% of net revenues, in the third quarter of fiscal 1995, and $4.7 million, or 39% of net revenues, in the first nine months of fiscal 1996 as compared to $8.5 million, or 33% of net revenues, in the corresponding period of fiscal 1995. The decreases in absolute dollars in the third quarter as well as the first nine months of fiscal 1996, compared to the corresponding periods of fiscal 1995, were principally the result of reduced employee and facilities related expenses resulting from the restructuring and reduction in work force. The Company believes that it is necessary to continue to invest in research and development to remain competitive. However, as a result of the restructuring actions taken by the Company in the fourth quarter of fiscal 1995, research and development expenses are expected to be lower in absolute dollars in fiscal 1996 than in fiscal 1995. In future periods, the Company intends to evaluate externally developed technology for possible acquisition, explore strategic alliances and other methods of licensing or acquiring technology, and continue to invest in internal development projects. Because of the inherent uncertainties associated with software development projects, there can be no assurance that the Company's research and development efforts will result in successful product introductions or increased revenues.

General and administrative expenses were $0.8 million, or 39% of net revenues, in the third quarter of fiscal 1996 as compared to $1.8 million, or 41% of net revenues, in the third quarter of fiscal 1995, with the exclusion of a charge for an increase in bad debt provision of $1.2 million. With the exclusion of the benefit from a non-recurring reversal of $0.9 million for certain legal accruals in fiscal 1995, and the exclusion of an increase in bad debt provision of $1.6 million in fiscal 1996, general and administrative expenses were $2.8 million, or 24% of net revenues, in the first nine months of fiscal 1996 as compared to $5.3 million, or 21% of net revenues, for the same period in fiscal 1995. The decrease in absolute dollars in the third quarter as well as the first nine months of fiscal 1996, compared to the same periods of fiscal 1995, was principally the result of reduced employee and facilities related expenses resulting from restructuring and reduction in work force and the Company's move to new facilities in San Jose, California.

Other income and expense in the third quarter of fiscal 1996 was $0.9 million as compared to $0.5 million in the third quarter of fiscal 1995 and $1.4 million in the first nine months of fiscal 1996 as compared to $1.7 million in


                                      11
the first nine months of fiscal 1995. Other income for the three and nine month periods ended June 30, 1996 included a $0.6 million gain from the sale of Computer Concept Corporation's common stock as well as a $0.2 million gain on a foreign currency hedging transaction.


Liquidity and Capital Resources

During the third quarter of fiscal 1996, cash and short term investments decreased $2.7 million to $16.4 million. This decrease resulted primarily from cash used by operating activities of $2.7 million and $1.7 million for payments related to the purchase of Digital Paper, Inc., offset by $1.7 million increase in short term investments related to the availability for sale of Computer Concept Corporation's stock. For the three month period ended June 30, 1996, working capital decreased $3.8 million from $9.9 million to $6.1 million. This decrease in working capital resulted primarily from a decrease in cash and short term investments of $2.7 million, and a decrease in accounts receivable of $2.4, offset by a decrease in other accrued liabilities of $1.3 million.

Management believes that its existing cash and short term investments, cash generated from operations and the Company's potential borrowing ability will be sufficient to meet its currently anticipated liquidity and capital expenditure requirements, providing that the Company can attain its revenue and cash collection goals. If the Company does not attain is revenue and cash collection goals, it may be necessary to obtain alternative sources of financing which, if available, may or may not be at favorable rates.

During the third fiscal quarter of 1996, the Company sold at market 500,000 shares of Computer Concept Corporation's common stock and realized a gain of approximately $587,000. The remaining number of shares, approximately, 1.5 million, are anticipated to be sold over the next three fiscal quarters. The Company's principal future capital commitments consist primarily of payment obligations related to the purchase of Digital Paper, Inc. and real estate lease commitments. (See Note 2 of Notes to Consolidated Financial Statements)

In fiscal 1995, the Company invoiced approximately 27% of its total sales in foreign currencies, and expects this practice to continue at approximately the same rate in fiscal 1996. The Company's exposure for foreign currency exchange gains and losses is partially mitigated as the Company incurs operating expenses in most of the currencies in which it invoices customers. The Company's foreign exchange gains and losses will fluctuate from period to period depending on the movement in exchange rates.

                          SOFTWARE PUBLISHING CORPORATION

                           PART II.   OTHER INFORMATION





Item 6.    Exhibits & Reports on Form 8-K

     (a)  Exhibits.

          27     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: August 14, 1996                       SOFTWARE PUBLISHING CORPORATION
                                                    (Registrant)



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